Form 10QSB
period 2003-03-31
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from              to ___________


                      Commission file number 000-52872

                               Air Media Now!, Inc.
 -----------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

              Florida                                     65-1096613
 --------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                        1016 Clemmons Street, Suite 302
                             Jupiter, Florida 33477
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of March 31, 2003 the issuer had 92,465,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

Air Media Now!, Inc.           Form 10-QSB                     March 31, 2003
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           March 31, 2003 and December 31, 2002...................... 4

          Statements of Operations:
           Three Months Ended March 31, 2003 and 2002 ............... 5

          Statement of Changes in Stockholders' Equity from
           December 31, 2001 through March 31, 2003 ................. 6

          Statement of Cash Flows
           Three Months Ended March 31, 2003 and 2002 ............... 7

          Notes to Financial Statements.............................. 8

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....13

ITEM 3 Controls and Procedures.......................................14


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................15

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................15

ITEM 3 Defaults Upon Senior Securities...............................15

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........15

ITEM 5 Subsequent Events.............................................15

ITEM 6 Exhibits......................................................16

SIGNATURES AND CERTIFICATIONS........................................16











                                      2
                      Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                       North Palm Beach, Florida  33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of Air Media Now!, Inc. as of March 31, 2003 and December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the three-month
periods then ended.   These financial statements are the responsibility of the
company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company's significant losses and the uncertainty about its ability to raise additional capital raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 23, 2007



                                     3
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
                                          March 31, 2003    December 31, 2002
                                          ------------------  ------------------
Assets
   Current Assets
      Cash                                $         12,384    $           -
                                          ------------------  ------------------
   Total Current Assets                             12,384                -
                                          ------------------  ------------------
   Total Assets                           $         12,384    $           -
                                          ==================  ==================

Liabilities & Stockholders' Equity
   Current Liabilities
      Accounts Payable                              39,961              39,961
      Notes payable                                192,823             141,620
                                          ------------------  ------------------

   Total Current Liabilities                       232,784             181,581
                                          ------------------  ------------------

   Stockholders' Equity
      Common Stock, $.001 par value                 92,465              92,465
       300,000,000 shares authorized
       92,465,241 shares outstanding.
      Paid in Capital                              172,276             172,276
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          Voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of             1,227               1,227
          voting convertible shares authorized
          1,227,462 shares outstanding.
         Paid in Capital - Series B                977,118             977,118
      Accumulated deficit                      (23,449,487)        (23,410,667)
                                          ------------------  ------------------

      Total Stockholders' Equity (Deficit)        (220,401)           (181,581)
                                          ------------------  ------------------
   Total Liabilities &
   Stockholders' Equity                   $         12,384    $            -
                                          ==================  ==================





Read Accompanying Notes and Accountants' Report



                                      4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Ended March 31, 2003 and 2002

                                            March 31, 2003      March 31, 2002
                                          ------------------  ------------------
   Income                                 $            -                   -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -                   -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Professional Fees                   $            -      $          6,730
      Other General and Administrative              38,636               8,142
                                          ------------------  ------------------
            Total Expenses                         (38,636)             14,872
                                          ------------------  ------------------

   Net Ordinary Income                             (38,636)            (14,872)
                                          ------------------  ------------------
   Other Income/Expense
      Other Expense
         Interest Expense                              184                 -
                                          ------------------  ------------------
      Total Other Expense                             (184)                -
                                          ------------------  ------------------
   Net Other Loss                                     (184)                -
                                          ------------------  ------------------
Net Loss                                  $        (38,820)   $        (14,872)
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.001)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          102,693,000          25,498,000
                                          ==================  ==================









Read Accompanying Notes and Accountants' Report


                                   5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2001 through March 31, 2003
(Unaudited)


           Common Stock            Convertible
            -----------            Preferred
          Number   Par  Additional Stock, A&B               Total      Stock-
            Of     Value  Paid In  Par Value Comprehn'v   Accumlt'd   holders'
          Shares   $0.001 Capital   $0.001      Loss       Deficit     Equity
       ----------- ------ -------- ----------- --------- ----------- ----------
Bal. Dec. 31
2001    1,844,400 $1,844 $157,156 $22,100,000 $(54,000)$(20,878,441)$1,326,559

Issuance
of Shares
of common
& preferred
stock  90,620,841 90,621   15,120     864,345       -            -     970,086

Adjustment to
Prior Years
Unrealized
Holding
Loss            -      -        -          -     54,000          -      54,000

Net loss        -      -        -          -         -   (2,532,226)(2,532,226)
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance,
Dec. 31
2002   92,465,241 92,465  172,276  22,964,345        -  (23,410,667)  (181,581)

Net Loss       -       -        -          -         -      (38,820)   (38,820)
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance
Mar. 31
2003  92,465,241 $92,465 $172,276 $22,964,345   $    - $(23,449,487) $(220,401)
      =========== ====== ======== =========== ========= ============ ==========














Read Accompanying Notes and Accountants' Report

                                    6
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Quarters Ending
March 31, 2003 and 2002

                                            March 31, 2003      March 31, 2002
                                          ------------------  ------------------
   Operating Activates
      Net Income                          $        (38,820)   $        (14,872)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Note Payable: Shareholder                  51,204              14,872
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities        12,384                 -
                                          ------------------  ------------------
Net Increase/(Decrease) in Cash                     12,384                   0

Cash at Beginning of Period                              0               3,025
                                          ------------------  ------------------

Cash at End of Period                      $        12,384    $          3,025
                                                 ============     ============






























Read Accompanying Notes and Accountants' Report


                                     7
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Air Media Now!, Inc., (the Company) (formerly known as August Project II Corporation, Traffic Engine.com, Inc., Traffic Engine Holdings, Inc. and Syndeos Group, Inc.) is a publicly traded company incorporated under the laws of the State of Florida on July 10, 1997. The company is not a reporting company but is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the following trading symbol, AMNW. On January 2, 2001, the Company merged with Traffic Engine, Inc., a Florida Corporation, and accounted for the merger as a pooling of interest. On November 8, 2001, the Company merged with Syndeos Corporation, formerly known as Premier Plus which was incorporated under the laws of the State of Florida in 1999. The merger was accounted for in accordance with the purchase method. All Companies are in the Development Stage.

Air Media Now!, Inc. provided a complete line of wireless devices, content and web services that used patented automatic switching technology (ASNAPT) to seamlessly handoff between existing cellular networks and emerging Wireless Local Area Networks (WI-FIT) around the world. Its real-time Wireless Collaborative Area Network (WCANT) Computing Solutions synchronized existing legacy and emerging internet based applications to the wireless device in order to provide security, improve delivery and reduce costs.

As a distributor and global leader of broadband wireless web services technology, its exclusive license to resell Calypso Wireless ASNAPT technology solves problems inherent to seamless hand offs between cellular and wireless networks. Its security and synchronization technology would have enabled users to extend their business enterprise and/or home environment to mobile devices. The Company believes that its end to end solution enables the acceleration of the deployment of high bandwidth mobile handsets, PDA's, Portable Personal Computers, notebooks and new emerging wireless form factors. The Company was to sell their service throughout the United States and in foreign countries.

Due to changes in the economic environment, the Company has abandoned the above described business goals and has directed its efforts to other, yet unspecified, business pursuits.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES
The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.


                                     8
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

DEPRECIATION
Property and equipment is recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. Management reviews long-lived assets annually for impairment. The useful lives assigned to property and equipment to compute depreciation are 2-10 years for computer hardware and 10 years for furniture, fixtures and equipment.

REVENUE RECOGNITION
The Company's revenue recognition policy is consistent with the Statement of Position No. 97-2, Software Revenue Recognition, as amended. License revenues are comprised of fees for the Company's software products. Revenue from license fees will be recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable. Other service revenue is derived from related maintenance and support contracts. The revenue from maintenance contracts is to be recognized on a straight-line basis over the life of the related agreement.

EARNINGS (LOSS) PER SHARE
In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement was effective for interim and fiscal periods ending after December 15, 1997. This Statement requires the presentation of (a) diluted earnings per share, whose calculations includes not only average outstanding common shares but also the impact of dilutive potential common shares such as outstanding common stock options; and (b) basic earnings per share which includes the effect of outstanding common shares but excludes dilutive potential common shares. Although including potential common shares in the diluted per share computations may be dilutive to their comparable basic per share amounts, no potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations exists. The number of potential dilutive shares excluded from the Company's calculation of diluted earnings per share based on their anti-dilutive effect was 3,854,200 for the year ended December 31, 2002 and the period from inception, July 10, 1997, to December 31, 2002. On April 8, 2002 the Board of Directors authorized a one for five (5:1) reverse split of common stock to shareholders of record on April 9, 2002 and to be effective April 10, 2002. The convertible preferred shares were not affected and are still convertible to one share of common share for each convertible preferred share.

INCOME TAXES
The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and

                                     9


Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of March 31, 2003. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at March 31, 2003:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at March 31, 2003.

At March 31, 2003, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to
                                     10
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

revenue recognition in financial statements. The Company adopted SAB 101 beginning July 1, 2000. The adoption of SAB 101 had no impact on operating results and financial position.

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133", as amended by SFAS No. 138). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 beginning July 1, 2000. The adoption of SFAS No. 133 had no impact on operating results and financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, among other things, eliminate the pooling of interests method of accounting for future acquisitions and require that goodwill no longer be amortized, but instead be subject to impairment testing at least annually. SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements. Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre-SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No. 142, intangible assets with definite useful lives will be amortized to their estimatable residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The adoption of SFAS Nos. 141 and 142 will have no impact on operating results and financial position.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with the asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 January 1, 2002. The adoption of SFAS No. 143 had no impact on operating results and financial position.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting

                                     11
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

and reporting for the impairment or the disposal of long-lived assets. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized. The Company adapted SFAS No. 144 in the first quarter of 2002.

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending March 31, 2003, the Company has accumulated a deficit of $23,000,000.

FINANCIAL CONDITION
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) inability to satisfy anticipated working capital or other cash requirements, (ii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, and (iii) the Company's lack of liquidity and its ability to raise additional capital. Although the Company has been able to arrange equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2002, the Company has decided to cease operations, as is. Due to circumstances, management has changed control and has a settlement agreement has been reached between previous management and current management that will allow the Company to continue in a direction that new management deems appropriate. All assets were written off as of December 31, 2002.













                                     12

Air Media Now!, Inc.
(A Development Stage Company)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On June 28, 2002 the Board of Directors for Air Media Now!, Inc.
("Corporation"), met in accordance with Florida Statutes, 607.0821 and 607.0842, at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately;

      1). Remove all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

      2). The officers are hereby directed to take such actions as are necessary to secure marshall and inventory all of the assets of the Corporation, including, without limitations, assets on deposit in trust accounts and with nominees, and to direct and accounting of the business of the Corporations from January 1, 2002.

      3). The officers are hereby directed to take such actions as are necessary to remove the former officers and directors as signatories of the bank accounts and securities accounts of the Corporation, including, but not limited to , the accounts maintained at Bank of America.

On July 1, 2002 Barney A. Richmond delivered a letter to Carol A. Plowman, Esq., of Hackney & Miller, P.A., informing Mrs. Plowman of the Corporations decision to release Mrs. Plowman of her services as counsel of Air Media Now! Inc., and additionally instructed Mrs. Plowman to have not further contact with Air Media Now!, Inc., employees, officers, directors and/or shareholders of this corporation.

During the last quarter of 2002 the Management of the Company made a decision to cease operations of the Company. This was due to the fact that new current
management had no experience in the Wireless Telecom industry.   The Company now
is seeking acquisition of a Company which management has prior experience in. Currently, there are several acquisition opportunities that Management is evaluating.

The success of the Company's proposed plan of operation will depend primarily on the success of the acquired company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids; offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.
                                     13
Air Media Now!, INC.
(A Development Stage Company)
COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 2003 vs. March 31, 2002.

Revenue for the three months ended March 31, 2003 was $0 compared to $0 of revenue recorded for March 31, 2002.

Cost of sales which includes depreciation expense $0, for the three months ended March 31, 2003 and $0, for March 31, 2002.

Total operating expenses for the Three Month ended March 31, 2003 was $38,636 compared to $14,872 for March 31, 2002.

Administrative expense $38,636 in three months ended March 31, 2003 versus $8,142 for March 31, 2002 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the three months ended March 31, 2003 resulted in a net loss of $(38,820) versus a net loss of $(14,872) recorded for March 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:

Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures' ("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Any control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions
                                     14
Air Media Now!, INC.
(A Development Stage Company)

about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSIONS:

Based upon the Controls Evaluation, the CEO/Chairman and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO/Chairman and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

        None












                                     15
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 3.1      Articles of Incorporation of the Company filed
                      July 10, 1997 (f/k/a August Project II Corp.) (1)

     Exhibit 3.2      ByLaws of the Company (f/k/a TrafficEngine.com, Inc.) (1)

     Exhibit 3.31 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 26, 2002. (1)

     Exhibit 3.32 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on Jan. 15, 2002. (1)

     Exhibit 3.33 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on Jan. 22, 2002. (1)

     Exhibit 3.34 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on April 5, 2002. (1)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

(1) incorporated by reference to the Company's 8-A12G filed on October 24, 2007 SEC Accession number 0001175501-07-000004


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 23, 2007                       By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

October 23, 2007                       By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer






                                     16
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AIR MEDIA NOW!, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such Statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2007
/s/ Barney A. Richmond
Barney A. Richmond
Chief Executive Officer              17
EXHIBIT 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AIR MEDIA NOW!, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     18


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 23, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 23, 2007


[A signed original of this written statement required by Section 906 has been provided to Air Media Now!, Inc. and will be retained by Air Media Now!, Inc and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.









                                     19