Form 10QSB
period 2003-06-30
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of June 30, 2003 the issuer had 92,465,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

Air Media Now!, Inc.           Form 10-QSB                     June 30, 2003
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           June 30, 2003 and December 31, 2002....................... 4

          Statements of Operations:
           Six Months Ended June 30, 2003 and 2002 .................. 5

          Statements of Operations:
           Three Months Ended June 30, 2003 and 2002 ................ 6

          Statement of Changes in Shareholders' Equity from
           December 31, 2001 through June 30, 2003 .................. 7

          Statement of Cash Flows
           Six Months Ended June 30, 2003 and 2002................... 8

          Notes to Financial Statements.............................. 9

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....14

ITEM 3 Controls and Procedures.......................................15


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................16

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................16

ITEM 3 Defaults Upon Senior Securities...............................16

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........16

ITEM 5 Subsequent Events.............................................16

ITEM 6 Exhibits......................................................17

SIGNATURES AND CERTIFICATIONS........................................17








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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of Air Media Now!, Inc. as of June 30, 2003 and December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the three-month
and six month periods then ended.   These financial statements are the
responsibility of the company's management.

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

  /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 23, 2007





                                     3
(A Development Stage Company)
BALANCE SHEET
June 30, 2003 and December 31, 2002

                                          June 30, 2003     December 31, 2002
                                          ------------------  ------------------
Assets
      Current Assets
         Cash                             $         23,914    $             -
                                          ------------------  ------------------
            Total Current Assets                    23,914                  -
                                          ------------------  ------------------
Total Assets                              $         23,914    $             -
                                          ==================  ==================

Liabilities & Stockholders' Equity
      Current Liabilities
         Accounts Payable                           39,961              39,961
         Note Payable:Shareholders                 212,622             141,620
                                          ------------------  ------------------

            Total Current Liabilities              252,583             181,581
                                          ------------------  ------------------

   Stockholders' Equity
      Common Stock, $.001 par value                 92,465              92,465
       300,000,000 shares authorized
       92,465,241 shares outstanding.
      Paid in Capital                              172,276             172,276
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of             1,227               1,227
          voting convertible shares authorized
          1,227,462 shares outstanding.
         Paid in Capital - Series B                977,118             977,118
      Accumulated deficit                      (23,457,755)        (23,410,667)
                                          ------------------  ------------------

                  Total Equity                    (228,669)           (181,581)
                                          ------------------  ------------------

   Total Liabilities &
      Stockholders' Equity                $         23,914    $             -
                                          ==================  ==================






Read Accompanying Notes and Accountants' Report

                                      4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Six Months Ending June 30, 2003 and 2002
(Unaudited)

                                             June 30, 2003      June 30, 2002
                                          ------------------  ------------------
   Income                                 $            -      $         42,166
                                          ------------------  ------------------
            Total Income                               -                42,166

   Cost of Goods                                       -                34,910
                                          ------------------  ------------------
            Total COGS                                 -                34,910
                                          ------------------  ------------------
   Gross profit                                        -                 7,256
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                                         -               132,986
      Professional Fees                                -                55,310
      Consulting Fees                                  -               310,228
      Other General and Administrative              46,573             201,604
                                          ------------------  ------------------
            Total Expenses                         (46,573)            700,128
                                          ------------------  ------------------

   Net Ordinary Income                             (46,573)           (692,872)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                 2,151
                                          ------------------  ------------------
      Total Other Income                               -                 2,151
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              515              34,170
                                          ------------------  ------------------
      Total Other Expense                              515              34,170
                                          ------------------  ------------------
   Net Other Income                                   (515)            (32,019)
                                          ------------------  ------------------
Net Income                                $        (47,088)   $       (724,891)
                                          ==================  ==================








Read Accompanying Notes and Accountants' Report


                                        5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Ending June 30, 2003 and June 30, 2002
(Unaudited)

                                             June 30, 2003      June 30, 2002
                                          ------------------  ------------------
   Income                                 $            -      $         42,166
                                          ------------------  ------------------
            Total Income                               -                42,166

   Cost of Goods                                       -                34,910
                                          ------------------  ------------------
            Total COGS                                 -                34,910
                                          ------------------  ------------------
   Gross profit                                        -                 7,256
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                                         -               132,986
      Professional Fees                                -                48,580
      Consulting Fees                                  -               310,228
      Other General and Administrative               7,937             193,462
                                          ------------------  ------------------
            Total Expenses                          (7,937)            685,256
                                          ------------------  ------------------

   Net Ordinary Income                              (7,937)           (678,000)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                 2,151
                                          ------------------  ------------------
      Total Other Income                               -                 2,151
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              331              34,170
                                          ------------------  ------------------
      Total Other Expense                              331              34,170
                                          ------------------  ------------------
   Net Other Income                                   (331)            (32,019)
                                          ------------------  ------------------
Net Income                                $         (8,268)   $       (710,019)
                                          ==================  ==================








Read Accompanying Notes and Accountants' Report


                                       6
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2001 through June 30, 2003
(Unaudited)


           Common Stock            Convertible
            -----------            Preferred
          Number   Par  Additional Stock, A&B               Total      Stock-
            Of     Value  Paid In  Par Value Comprehn'v   Accumlt'd   holders'
          Shares   $0.001 Capital   $0.001      Loss       Deficit     Equity
       ----------- ------ -------- ----------- --------- ----------- ----------
Bal. Dec. 31
 2001   1,844,400 $1,844 $157,156 $22,100,000 $(54,000)$(20,878,441)$1,326,559

Issuance of
Shares of
common &
preferred
stock  90,620,841 90,621   15,120     864,345       -            -     970,086

Adjustment to
 Prior Years
 Unrealized
 Holding
 Loss           -      -        -          -     54,000          -      54,000

Net loss        -      -        -          -         -   (2,532,226)(2,532,226)
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance,
 Dec. 31
 2002  92,465,241 92,465  172,276  22,964,345        -  (23,410,667)  (181,581)

Net Loss       -       -        -          -         -      (47,088)   (47,088)
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance
June 30
2003  92,465,241 $92,465 $172,276 $22,964,345   $    - $(23,457,755) $(228,669)
      =========== ====== ======== =========== ========= ============ ==========













Read Accompanying Notes and Accountants' Report


                                     7
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Six Months Ending June 30, 2003 and 2002
(UNAUDITED)

                                             June 30, 2003      June 30, 2002
                                          ------------------  ------------------
   Operating Activates
      Net Income                          $        (47,088)   $       (724,891)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Commissions Receivable                        -               (10,277)
         Inventory                                     -               (10,320)
         Loan Receivable                               -                 2,921
         Marketable Securities                         -                44,000
         Accounts Payable                              -                23,628
         Accrued Expenses                              -               150,497
         Current Portion of Long Term Debt             -              (750,766)
         Line of Credit                                -                46,722
         Note Payable                                  -               (35,679)
         Note Payable: Shareholder                  71,002             945,660
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities        23,914            (367,633)
                                          ------------------  ------------------

 Investing Activities
         Furniture and Fixtures                        -               (56,146)
         Property and Equipment                        -                22,888
         Intellectual Property                         -                26,701
         Rent Deposit                                  -                   785
                                          ------------------  ------------------
  Net Cash Provided by Investing Activities            -                (7,342)
                                          ------------------  ------------------

   Financing Activates
     Common Stock                                      -                90,551
     Paid In Capital                                   -                15,120
     Comprehensive Loss                                -               (44,000)
         Convertible Preferred Stock:
         Paid In Capital Series B                      -               877,368
            Series A                                   -               (14,000)
            Series B                                   -                   977
                                          ------------------  ------------------

  Net Cash Provided by Financing Activates             -               926,016
                                          ------------------  ------------------

  Net Cash Increase for Period                      23,914             551,041
                                          ------------------  ------------------
Cash at Beginning of Period                            -                 3,025
                                          ------------------  ------------------
Cash at End of Period                     $         23,914    $        554,066
                                          ==================  ==================

Read Accompanying Notes and Accountants' Report
                                     8
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of June 30, 2003. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at June 30, 2003:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at June 30, 2003.

At June 30, 2003, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to
                                     11
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

                                     12
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending June 30, 2003, the Company has accumulated a deficit of $23,000,000.

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













                                     13


Air Media Now!, Inc.
(A Development Stage Company)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On June 28, 2002 the Board of Directors for Air Media Now!, Inc.
("Corporation"), met in accordance with Florida Statutes 607.0821 and 607.0842(2), at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately;

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

On July 1, 2002 Barney A. Richmond delivered a letter to Carol A. Plowman, Esq., of Hackney & Miller, P.A., informing Mrs. Plowman of the Corporations decision to release Mrs. Plowman of her services as counsel of Air Media Now! Inc., and additionally instructed Mrs. Plowman to have not further contact with the Company's employees, officers, directors or shareholders of this corporation.

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

The success of the Company's proposed plan of operation will depend primarily on the success of the acquired company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids; offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.
                                     14
Air Media Now!, INC.
(A Development Stage Company)
COMPARISON OF RESULTS OF OPERATIONS:

Six Months Ended June 30, 2003 vs. Year June 30, 2002.

Revenue for the six months end June 30, 2003 was $0 compared to $0 of revenue recorded for June 30, 2002.

Cost of sales which includes depreciation expense $0, for the six months ended June 30, 2003 and $62,498, for June 30, 2002.

Total operating expenses for the six month ended June 30, 2003 was $46,573 compared to $700,128 for June 30, 2002.

Administrative expense $46,573 in three months ended June 30, 2003 versus $201,604 for June 30, 2002 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the six months ended June 30, 2003 resulted in a net loss of $(47,088) versus a net loss of $(724,891) recorded for June 30, 2002.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain

                                    15
Air Media Now!, INC.
(A Development Stage Company)

assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

        None












                                   16
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
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

October 23, 2007                       By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

October 23, 2007                       By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer

























                                   17
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: October 23, 2007
/s/ Barney A. Richmond
Barney A. Richmond
Chief Executive Officer           18
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

Date: October 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      19


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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









                                    20