Form 10QSB
period 2003-09-30
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of September 30, 2003 the issuer 92,465,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

Air Media Now!, Inc.           Form 10-QSB                  September 30, 2003
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           September 30, 2003 and December 31, 2002.................. 4

          Statements of Operations:
           Nine Months Ended September 30, 2003 and 2002 ............ 5

          Statements of Operations:
           Three Months Ended September 30, 2003 and 2002 ........... 6

          Statement of Changes in Shareholders' Equity from
           December 31, 2001 through September 30, 2003 ............. 7

          Statement of Cash Flows
           Nine Months Ended September 30, 2003 and 2002 ............ 8

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of Air Media Now!, Inc. as of September 30, 2003 and December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the three-
month and nine month periods then ended.   These financial statements are the
responsibility of the company's management.

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

  /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 23, 2007





                                     3
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2003
                                        September 30, 2003  December 31, 2002
                                          ------------------  ------------------
Assets
      Current Assets
         Cash                             $         23,884    $             -
                                          ------------------  ------------------
            Total Current Assets                    23,884                  -
                                          ------------------  ------------------
Total Assets                              $         23,884    $             -
                                          ==================  ==================

Liabilities & Stockholders' Equity
      Current Liabilities
         Accounts Payable                 $         39,961    $         39,961
         Note Payable:Shareholders                 230,203             141,620
                                          ------------------  ------------------

            Total Current Liabilities              270,164             181,581
                                          ------------------  ------------------

   Stockholders' Equity
      Common Stock, $.001 par value                 92,465              92,465
       300,000,000 shares authorized
       92,465,241 shares outstanding.
      Paid in Capital                              172,276             172,276
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of             1,227               1,227
          voting convertible shares authorized
          1,227,462 shares outstanding.
         Paid in Capital - Series B                977,118             977,118
      Accumulated deficit                      (23,475,367)        (23,410,667)
                                          ------------------  ------------------

                  Total Equity                    (246,280)           (181,581)
                                          ------------------  ------------------

   Total Liabilities &
      Stockholders' Equity                $         23,884    $             -
                                          ==================  ==================







Read Accompanying Notes and Accountants' Report

                                      4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Nine Months Ending September 30, 2003 and 2002
(UNAUDITED)

                                          September 30, 2003  September 30, 2002
                                          ------------------  ------------------
   Income                                 $            -      $         42,166
                                          ------------------  ------------------
            Total Income                               -                42,166

   Cost of Goods                                       -                34,910
                                          ------------------  ------------------
            Total COGS                                 -                34,910
                                          ------------------  ------------------
   Gross profit                                        -                 7,256
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                                         -               132,986
      Professional Fees                                -                55,660
      Consulting Fees                                4,000             313,845
      Other General and Administrative              59,312             240,923
                                          ------------------  ------------------
            Total Expenses                          63,312             743,414
                                          ------------------  ------------------

   Net Ordinary Income                             (63,312)           (736,158)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                 2,151
                                          ------------------  ------------------
      Total Other Income                               -                 2,151
                                          ------------------  ------------------
      Other Expense
         Interest Expense                            1,387              34,170
                                          ------------------  ------------------
       Total Other Expense                           1,387              34,170
                                          ------------------  ------------------
   Net Other Income                                 (1,387)            (32,019)
                                          ------------------  ------------------
Net Income                                $        (64,699)   $       (768,177)
                                          ==================  ==================








Read Accompanying Notes and Accountants' Report


                                      5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Ending September 30, 2003 and 2002
(UNAUDITED)

                                          September 30, 2003  September 30, 2002
                                          ------------------  ------------------
   Income                                 $            -      $             -
                                          ------------------  ------------------
            Total Income                               -                    -

   Cost of Goods                                       -                    -
                                          ------------------  ------------------
            Total COGS                                 -                    -
                                          ------------------  ------------------
   Gross profit                                        -                    -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                            $            -      $             -
      Professional Fees                                -                   350
      Consulting Fees                                4,000               3,617
      Other General and Administrative              12,739              39,319
                                          ------------------  ------------------
            Total Expenses                          16,739              43,286
                                          ------------------  ------------------

   Net Ordinary Income                             (16,739)            (43,286)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                          ------------------  ------------------
      Total Other Income                               -                    -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              873                  -
                                          ------------------  ------------------
       Total Other Expense                             873                  -
                                          ------------------  ------------------
   Net Other Income                                   (873)                 -
                                          ------------------  ------------------
Net Income                                         (17,612)            (43,286)
                                          ==================  ==================









Read Accompanying Notes and Accountants' Report

                                     6
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2001 through September 30, 2003
(Unaudited)


           Common Stock            Convertible
            -----------            Preferred
          Number   Par  Additional Stock, A&B               Total      Stock-
            Of     Value  Paid In  Par Value Comprehn'v   Accumlt'd   holders'
          Shares   $0.001 Capital   $0.001      Loss       Deficit     Equity
       ----------- ------ -------- ----------- --------- ----------- ----------
Bal. Dec. 31
 2001   1,844,400 $1,844 $157,156 $22,100,000 $(54,000)$(20,878,441)$1,326,559

Issuance of
Shares of
common &
preferred
stock  90,620,841 90,621   15,120     864,345       -            -     970,086

Adjustment to
Prior Years
Unrealized
Holding
Loss            -      -        -          -     54,000          -      54,000

Net loss        -      -        -          -         -   (2,532,226)(2,532,226)
       ----------- ------ -------- ----------- --------- ----------- ----------
Bal.
Dec. 31
2002   92,465,241 92,465  172,276  22,964,345        -  (23,410,667)  (181,581)

Net Loss       -       -        -          -         -      (64,699)   (64,699)
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance
Sept. 30
2003  92,465,241 $92,465 $172,276 $22,964,345   $    - $(23,475,367) $(246,280)
      =========== ====== ======== =========== ========= ============ ==========












Read Accompanying Notes and Accountants' Report



                                     7
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ending September 30, 2003 and 2002

                                          September 30, 2003  September 30, 2002
                                          ------------------  ------------------
   Operating Activates
      Net Income                          $        (64,699)   $       (768,177)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Commissions Receivable                        -               (10,277)
         Inventory                                     -               (10,320)
         Loan Receivable                               -                 2,921
         Marketable Securities                         -                44,000
         Accounts Payable                              -                23,628
         Accrued Expenses                              -               150,497
         Current Portion of Long Term Debt             -              (750,766)
         Line of Credit                                -                46,722
         Note Payable                                  -               (35,679)
         Note Payable: Shareholder                  88,583             945,660
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities        23,884            (367,633)
                                          ------------------  ------------------
      Investing Activities
         Furniture and Fixtures                        -               (56,146)
         Property and Equipment                        -                22,888
         Intellectual Property                         -                26,701
         Rent Deposit                                  -                   785
                                          ------------------  ------------------
  Net Cash Provided by Investing Activities            -                (7,342)
                                          ------------------  ------------------
      Financing Activities
         Common Stock                                  -                90,551
         Paid In Capital                               -                15,120
         Comprehensive Loss                            -               (44,000)
         Convertible Preferred Stock:
         Paid In Capital Series B                      -               877,368
            Series A                                   -               (14,000)
            Series B                                   -                   977
                                          ------------------  ------------------
  Net Cash Provided by Financing Activities            -               926,016
                                          ------------------  ------------------
  Net Cash Increase for Period                      23,884             551,041
                                          ------------------  ------------------
  Cash at Beginning of Period                          -                 3,025
                                          ------------------  ------------------
Cash at End of Period                     $         23,884    $        554,066
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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of September 30, 2003. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at September 30, 2003:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at September 30, 2003.

At September 30, 2003, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending September 30, 2003, the Company has accumulated a deficit of $23,000,000.

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

Nine Months Ended September 30, 2003 vs. September 30, 2002.

Revenue for the nine months end September 30, 2003 was $0 compared to $0 of revenue recorded for September 30, 2002.

Cost of sales which includes depreciation expense $0, for the nine months ended September 30, 2003 and $62,498, for September 30, 2002.

Total operating expenses for the nine Month ended September 30, 2003 was $63,312 compared to $743,414 for September 30, 2002.

Administrative expenses of $59,312 for the nine months ended September 30, 2003 versus $240,923 for the nine months ended September 30, 2002 were the result of the company management focusing its efforts towards limiting the Company's expenditures as wireless operations were discontinued during December 2002.

The operations for the nine months ended September 30, 2003 resulted in a net loss of $(64,699) versus a net loss of $(768,177) recorded for September 30, 2002.

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

Date: October 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      19


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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