Form 10KSB
period 2003-12-31
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2003


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

              For the transition period from                  to

                       Commission file number 000-52872


                               Air Media Now!, Inc.
                ---------------------------------------------------
                  (Name of small business issuer in its character)

                Florida                                 65-1096613
   ----------------------------------        ---------------------------------
     (State or other jurisdiction           (I.R.S Employer Identification No.)
     of incorporation or organization)

     1016 Clemmons St.  Suite 302
            Jupiter, FL                                    33477
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number, including area code: (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.001 per share    CUSIP NUMBER: 00912Q 10 9

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No







Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of December 31, 2003 the issuer had had 92,465,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X






































Air Media Now!, Inc.           Form 10-KSB                  December 31, 2003
(A Development Stage Company)

INDEX
                                                                    PAGE NO.
                                    PART I

ITEM 1    DESCRIPTION OF BUSINESS.........................................4

ITEM 2    DESCRIPTION OF PROPERTY.........................................5

ITEM 3    LEGAL PROCEEDINGS...............................................5

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........5

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.5

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS....................F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................F-13

ITEM 8A   CONTROLS AND PROCEDURES.........................................F-13

                                   PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS...............26

ITEM 10   EXECUTIVE COMPENSATION..........................................23

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..23

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................24

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................25

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES..........................25

SIGNATURES AND CERTIFICATIONS.............................................26















Air Media Now!, INC.
(A Development Stage Company)
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to Air Media Now!, Inc.(" Air Media Now!, Inc."). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for the future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may," "expects," "believes," anticipates," "intends," "projects," or similar terms, variation of such terms or the negative of such terms. These forward-looking statements are used upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

On August 10, 1997 the Company was formed as August Project II Corp, and on June 13, 2000, the Company name was changed to Traffic Engine.com Inc. On January 2, 2001 Traffic Engine.com executed an agreement for the exchange of Common Share with Traffic Engine Inc., which became a wholly owned subsidiary of the parent. On March 29, 2001 "The Company" merged with Syndeos Corporation (f.k.a. Premier Plus Inc. a Florida Corporation). The Company changed its name to reflect majority ownership by the principles to Syndeos Group. Prior to its merger to become Syndeos Group, the Company was created to be a technology holding company with the purpose of identifying and acquiring emerging technology. The Company changed its name again to Air Media Now!, Inc on April 1, 2002 and owns two wholly owned subsidiaries Nortex Associates Inc and Syndeos Corporation.

Air Media Now!, Inc. was a Cellular to Wireless Broad Band Channel Master. Air Media Now!, Inc. created and delivered the leading Wireless Collaborative Platform that enabled Cellular subscribers and organizations to effectively connect, synchronize data, optimize business processes and manage ongoing relationships with broadband wireless access while providing real-time intelligence on critical business information. The Company was uniquely positioned to bridge two converging marketplaces: Cellular and Internet Infrastructure/Enterprises. The Company did this through its exclusive license



                                     4
Air Media Now!, INC.
(A Development Stage Company)

DESCRIPTION OF BUSINESS (continued)

to resell globally patented device and software solutions. Air Media Now!, Inc. provided the ability to:

         1. Physically track between slow cellular connection and broadband internet connection
         2. Creates a new distribution channel
         3. Exploit that channel by providing proprietary technology to Optimize the user experience through delivery of video conferencing, movies and music.

Air Media Now!, Inc. provided a complete line of wireless devices, content and web services that use patented automatic switching technology (ASNAPT) to seamlessly handoff between existing cellular networks and emerging Wireless Local Area Networks (WI-FIT) around the world. Its real-time Wireless Collaborative Area Network (WCANT) Computing Solutions synchronized existing legacy and emerging internet based applications to the wireless device in order to provide security, improve delivery and reduce costs.

As a distributor and global leader of broadband wireless web services technology, its exclusive license to resell Calypso Wireless ASNAPT technology solved problems inherent to seamless hand offs between cellular and wireless networks. Its security and synchronization technology did enable users to extend their business enterprise and/or home environment to mobile devices.
The Company believed that its end to end solution enables the acceleration of the deployment of high bandwidth mobile handsets, PDA's, Portable Personal Computers, notebooks and new emerging wireless form factors. The Company was to sell their service throughout the United States and in foreign countries.

Syndeos Group, Inc. provided the marketplace's first Real Time Computing Solutions focused on synchronizing existing legacy and emerging internet based applications in order to increase efficiencies and reduce costs. Syndeos developed tools that enabled its customers to rapidly build solutions to integrate legacy data with internet solutions, synchronize application components that collaborate and business optimization software that accelerate decision-making. Syndeos technology enabled industry to derive increased business value by providing a distributed "boundary less" and real time Collaborative Area Network(tm) (CAN) converging data with multi directional synchronization technology. The result is increase storage, optimization of memory, faster download times and data collaboration!

Nortex Inc. was an exclusive distributor of Calypso Wireless ASNAP(tm) broadband wireless technology and a national wireless and internet broadband reseller operating for five years in the telecommunications industry. Together both companies solved problems inherent to seamless hand offs between cellular and wireless networks. Nortex enabled the acceleration of the deployment of high bandwidth mobile handsets, PDA's, Portable Personal Computers, notebooks and new emerging wireless form factors. Nortex also managed the quality of service from providers with non-intrusive voice over IP and billing solutions.



                                     5
Air Media Now!, INC.
(A Development Stage Company)

DESCRIPTION OF BUSINESS (continued)

Due to the fact that Nortex Associates never provided Hackney & Miller, PA or Syndeos Group, Inc. with the signed licensing agreement as required for the merger, the Nortex Inc. and Syndeos Group, Inc. merger as well as the Nortex and Physicians Direct Sales merger were not filed with the state on or by the agreed upon date of April 15, 2002. Whereas there was a mutual termination agreement and release dated as of June 21, 2002. The termination was entered into by and among Syndeos group Inc. (a.k.a. Air Media Now!, Inc.), a Florida corporation ("Parent'), Traffic Engine Holdings, a Florida Corporation and a wholly owned Subsidiary of Parent ("Merger Sub"), and Nortex Associates Inc., a Panamanian Corporation ("Company"). Parent, Merger Sub and Company are collectively referred to herein as the "Parties" and each individually as a "Party." Unless defined herein, capitalized terms have the meaning given them. Whereas, the Parties entered into an Agreement and Plan of Merger and Reorganizations dated as of April 1, 2002 (the "Plan and Merger Agreement") pursuant to which, subject to the terms and conditions stated therein, Merger Sub was to merge with and into Company and Company was to continue as the surviving corporation and a wholly-owned subsidiary or Parent. Whereas, Page 20, ARTICLE VI under paragraph 1. "Termination" of Plan and Merger Agreement Provides that the Merger Agreement may be terminated at any time prior to the Effective Date by mutual written consent duly authorized by the Board of Directors of both Parent and Company; and where as, the Board of Directors of each of Parent and Company have determined to terminated the Merger Agreement and each of the Ancillary Agreements, and release each other from all duties, rights, claims, obligations, and liabilities arising from, in connection with, or relating to , the Merger Agreement and the Ancillary Agreements.

On October 18, 2001, Syndeos Corporation (prior to the merger with Air Media Now!, Inc., see Note C) issued 1,250,000 shares of its common stock to Global Hosting Centers, Inc. and assumed a $550,000 note payable for acquisition of a hosting center. The acquisition agreement valued the hosting center at $5 million. A subsequent independent appraisal valued the hosting center at approximately $2.5 million. The Company recorded the value of the hosting center on its books at $2.5 million

On May 1, 2002 Air Media Now!, Inc. and Syndeos Corporation entered into Settlement Agreement with JTM, LLC, The Marana Group, Inc., Harry Timmons, and Michael E. Lewis, collectively referred to as the "TMG Parties." The agreement called for the cancellation of the promissory note in the original amount of $550,000 made by Syndeos Corporation to the TMG parites, and for Syndeos Corporation to transfer to TMG parties all of the issued and outstanding shares of Global Hosting Centers, Inc. Air Media Now!, Inc. have deliver checks totaling approximately $15,000 to TMG Parties at the date of closing. In addition, Air Media Now!, Inc. have issue three non-interest bearing notes totaling approximately $42,500. The note matured in July, August and November 2002. The shares of stock received by TMG Parties in the original merger on October 18, 2001 were unaffected by this agreement. The Cash paid to Global at the closing, the various notes issued to Global at the closing and the retention of the 1,250,000 shares of Air Media Now!, Inc.'s series A convertible Preferred Stock by Global is the consideration for various services performed by Global for Air Media during their business relationship. The hosting center equipment acquired by the company in the merger will revert back
                                     6
Air Media Now!, INC.
(A Development Stage Company)

DESCRIPTION OF BUSINESS (continued)

to Global Hosting Center, Inc. The settlement creates and approximate $1.8 million book Loss for Air Media Now!, Inc.

On June 20 Mr. Barney A. Richmond acquired just over 39 millions shares of Air Media Now!, Inc. ("The Corporation"), becoming its majority shareholder.

On June 28, 2002 the Board of Directors for Air Media Now!, Inc.
("Corporation"), met in accordance with Florida Statutes, 607.0821 and 607.0842(2), at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately;

      1). Removed all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

      2). The officers are hereby directed to take such actions as are necessary to secure marshal and inventory all of the assets of the Corporation, including, without limitations, assets on deposit in trust accounts and with nominees, and to direct and accounting of the business of the Corporations from January 1, 2002.

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

ITEM 2.  DESCRIPTION OF PROPERTY

(AMNW) The Company does not own any real property as of December 31, 2004. Property has been eliminated per management's decisions to pursue other business avenues. The Company is located at 1016 Clemmons St. Suite 302, Jupiter, Florida 34477.

                                     7
Air Media Now!, INC.
(A Development Stage Company)

ITEM 3.  LEGAL PROCEEDINGS

ON July 2, 2002 a lawsuit was filed, case number CA'02-8258AG, against Nortex Associates, Inc., Calypso Wireless, Inc. Carlos Hermosa-Mendoza, Robert Leon, Marana Group, Harry Timmons, Laure Tripp and Barney Richmond. The suit was filed by Carol A. Plowman against Air Media Now!, Inc. and was dismissed after the hearing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 8, 2002 the Board of Directors authorized a one for five (5:1) reverse split of common stock to shareholders' of record on April 9, 2002 and to be effective April 10, 2002, The effects of the reverse split have been made retroactive throughout the financial statements at December 31, 2001. The convertible preferred shares were not affected and are still convertible to one share of common share for each convertible preferred share.

On June 28, 2002 the Board of Directors for Air Media Now!, Inc.
("Corporation"), met in accordance with Florida Statutes, 607.0821 and 607.0842(2), at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately;

      1). Removed all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

      2). The officers are hereby directed to take such actions as are necessary to secure marshal and inventory all of the assets of the Corporation, including, without limitations, assets on deposit in trust accounts and with nominees, and to direct and accounting of the business of the Corporations from January 1, 2002.

      3). The officers are hereby directed to take such actions as are necessary to remove the former officers and directors as signatories of the bank accounts and securities accounts of the Corporation, including, but not limited to , the accounts maintained at Bank of America.


On February 28, 2005 a special meeting of the shareholders of the Company was held. A motion was passed to elect Barney Richmond as Chief Executive Officer, President, Secretary and Director and to elect Richard Turner as Treasurer and Director.







                                     8
Air Media Now!, INC.
(A Development Stage Company)

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Pink Sheets, under the symbol "AMNW". The CUSIP number is 00912Q 10 9. The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended December 31, 2003:

            Quarter Ended      High         Low
             12/31/2003        $0.119      $0.069
              9/30/2003         0.110       0.065
              6/30/2003         0.299       0.109
              3/31/2003         0.660       0.259

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Security Holders
The Company has approximately 400 shareholders of record.

(c) Dividends
There have been no cash dividends declared or paid since the inception of the Company, and no cash dividends are contemplated to be paid in the foreseeable future. The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.
The Company was authorized to issue 25 million shares of Series A Convertible Preferred Stock and 15 million shares of Series B Convertible Preferred Stock. Each share of convertible preferred stock entitles the holder to one vote at meetings of shareholders and such vote is equal to the voting rights as the class of common stock shall be entitled.
The holders of preferred stock may convert into fully paid and nonassessable shares of common stock of the company on a one for one basis after January 1, 2003. In the event of a reverse split of common stock, such action shall have no effect upon the conversion ratio of the preferred stock; the ratio will always be one to one.

In the event of a common stock split, such action shall have no effect on the
conversion ratio of the Series A or Series B Preferred Stock.   The conversation
ratio of the Series A and Series B convertible preferred stock shall remain the same, one share for one share.






9
Air Media Now!, INC.
(A Development Stage Company)

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

The authorized and outstanding shares of the convertible preferred stock were not affected by the subsequent reverse split of common stock.

In December 2001, management issued 250,345 shares of Series B Convertible Preferred stock as promotion and as a gesture of friendly relations with certain potential investors. It is management's intent to raise working capital in the future through solicitation with these and other investors. Management placed an estimated current and future value relating to the promotion of the Company on the issuance of these shares at $100,000. Two hundred and fifty thousand, three hundred and forth-five shares (250,345) of Series B Convertible Preferred shares are outstanding at December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

On June 28, 2002 the Board of Directors for Air Media Now!, Inc.
("Corporation"), met in accordance with Florida Statutes, 607.0821 and 607.0842(2), at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately;

      1). Removed all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

      2). The officers are hereby directed to take such actions as are necessary to secure marshal and inventory all of the assets of the Corporation, including, without limitations, assets on deposit in trust accounts and with nominees, and to direct and accounting of the business of the Corporations from January 1, 2002.

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

During the last quarter of 2002 the Management of the Company made a decision to cease operations of the Company. This was due to the fact that new current
management had no experience in the Wireless Telecom industry.   The Company
now is seeking acquisition of a Company which management has prior experience in. Currently, there are several acquisition opportunities that Management is evaluating.
                                   10
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (continued)

The success of the Company's proposed plan of operation depended primarily on the success of the acquired company's business operations and the realization of the business' perceived potential. The funding of this proposed plan required significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids; offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

COMPARISON OF RESULTS OF OPERATIONS:

Year Ended December 31, 2002 vs. Year Ended December 31, 2003.

Revenue for the year ended December 31, 2003 was $0 compared to $0 of revenue recorded for the year ended December 31, 2002. Cost of sales which includes depreciation expense $0, for the year ended December 31, 2003 and $0, for the year ended May 31, 2002.

Total operating expenses for the year ended December 31, 2003 was $88,947 compared to $855,489 for the year ended December 31, 2002 was due to the fact that administrative operations were discontinued during 2003.

The operations for the year ended December 31, 2003 resulted in a net loss of $(88,947) versus a net loss of $(2,532,226) recorded in the year ended December 31, 2002. Net loss during 2002 included a loss on sale of assets of $(1,651,929) due to assets being written off as the operations at the data center were discontinued.

The Company does not have any off-balance sheet arrangements.

RISK FACTORS:
THIS FORM CONTAINS CERTAIN "FORWARD -LOOKING STATEMENTS' WHICH REPRESENT THE COMPANY'S OBJECTIVES, EXPECTATIONS OR BELIEFS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING INDUSTRY PERFORMANCE, OPERATIONS, ECONOMIC PREFORMANCE, FINANCIAL CONDITIONS, AND GROWTH STRATEGIES. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THE FORM THAT ARE NOT STATEMNTS OF HISTORICAL FACT MAY BE DEEMED TO FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTENED," " ESTIMATE," OR THE NEGATIVE OR OTHER VARITATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENED TO IDENTIFY FORWAR-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RICKS AN UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A CARIETY OF IMPORTANT FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THIS "RISK FACTORS" SECTION AND ELSEWHERE IN THE FORM.
                                      11
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (continued)

The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations. While the Company intends to try to run these operations profitably there can be no assurance that the Company will be successful or profitable.

SUCCESS OF OPERATIONS WILL DEPEND ON THE AVAILABILITY OF CAPITAL. Realization of the business' perceived potential will require significant capital. If the Company is not able to raise the funds to provide this capital, or to otherwise locate the required capital for the business, the company may never attain profitability.

LIMITED TIME COMMITMENT OF MANAGEMENT. While developing the Company's business plan, seeking business opportunities, and providing managerial resources, management will not be devoting its full time and efforts to the Company and will depend on other operational personnel. The Company's directors and officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the limited time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL. Certain conflicts of interest may exist from time to time between the Company and its officers and directors. They have other business interests to which they devote their attention, and they will continue to do so. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with the fiduciary duties of management to the Company.

LACK OF OPERATING HISTORY; DEPENDANCE UPON MANAGEMENT. The Company has been formed for the purpose of developing and distributing real time computing solutions through the assembly of business process components. While the Company's management collectively has many years of business experience it does not insure that they will be successful in this business model. Furthermore, the Company, itself has no operating history. The Company is dependent of management for the implementation of the business model and skills of the Company's officers and directors. The loss of any of the Company's officers and directors may have a material adverse effect on the operations of the Company. The Company does not anticipate purchasing key man life insurance on any of its officers or directors.
                                     12
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (continued)

INDEMNIFICATION OF MANAGEMENT. Under most conditions, the Company's officers and directors may not be held liable to the Company or its share holder for errors in judgment or other acts of omissions in the conduct of the Company's business not amounting to fraud, gross negligence or malfeasance because provision have been made in the Company's Articles of Incorporation holding them harmless and providing to them indemnifications against liabilities or losses that arise from such acts or omissions. To the extent that such indemnifications provisions are invoked, the assets of the Company could be reduced.









































                                      13
AIR MEDIA NOW!, INC.
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:


INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           December 31, 2003 and 2002..................................F-3

          Statements of Operations
           Twelve Months Ended December 31, 2003 and 2002..............F-4

          Statement of Changes in Shareholders' Equity
           From December 31, 2001, through December 31, 2003...........F-6

          Statements of Cash Flows
           Twelve Months Ended December 31, 2003 and 2002..............F-7

          Notes to Financial Statements................................F-8





























                                    F-1

                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AIR MEDIA NOW!, INC. (formerly Syndeos Group, Inc.)
Jupiter, Florida

We have audited the accompanying consolidated balance sheet of Air Media Now!, Inc. (formerly Syndeos Group, Inc.), as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2003. The financial statements of Air Media Now!, Inc. as of December 31, 2002 were audited by other auditors whose report dated June 15, 2007, expressed an unqualifiied opinion on those statements. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the 2003 financial statements based on our audit.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Air Media Now!, Inc. as of December 31, 2003 and the results of its operations and cash flows for the years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company's current liabilities exceed current assets by approximately $270,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
October 23, 2007
                                      F-2
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003
                                                     2003             2002

Assets                                           ------------     ------------
      Assets                                     $        -       $        -
                                                 ------------     ------------
            Total Assets                                  -                -
                                                 ============     ============

Liabilities & Stockholders' Equity
      Current Liabilities
            Accounts Payable                          39,961           39,961
            Notes payable                            230,567          141,620
                                                 ------------     ------------

                  Total Liabilities                  270,528          181,581
                                                 ------------     ------------

      Stockholders' Equity
        Common Stock, $.001 par value                 92,465           92,465
         300,000,000 shares authorized
         92,465,241 shares outstanding.
        Paid in Capital                              172,276          172,276
        Convertible Preferred Stock, $.001 par
          Series A - 25,000,000 shares of              9,000            9,000
           Voting convertible shares authorized
           9,000,000 shares outstanding.
          Paid in Capital - Series A              21,977,000       21,977,000
          Series B - 15,000,000 shares of              1,227            1,227
           voting convertible shares authorized
           1,227,462 shares outstanding.
          Paid in Capital - Series B                 977,118          977,118
        Accumulated deficit                      (23,499,614)     (23,410,667)
                                                 ------------     ------------

      Total Stockholders' Deficit                   (270,528)        (181,581)
                                                 ------------     ------------
Total Liabilities & Stockholders' Equity         $         -      $        -
                                                 ============     ============











The accompanying notes are an integral part of these financial statements.


                                     F-3
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For the Years Ended
December 31, 2003 and 2002
                                                     2003             2002
Income                                           ------------     ------------
      Commissions                                $        -       $    22,313
      Sales(net of returns)                               -            19,853
                                                 ------------     ------------

            Total Income                                  -            42,166
                                                 ============     ============
Cost of Goods
      Commission Expense                                                2,520
      Purchases                                           -            32,390
                                                 ------------     ------------

            Total COGS                                    -            34,910
                                                 ============     ============

Gross profit                                              -             7,256
                                                 ============     ============

Expenses
      Bad Debt                                            -            22,421
      Auto Expense                                        -            10,516
      Internet Costs                                      -                 -
      Bank Service Charges                                -               831
      Consulting                                          -           324,875
      Contributions                                       -             2,000
      General & Administrative                        87,560           10,460
      Depreciation                                        -            62,498
      Dues & Subscriptions                                -             2,158
      Insurance                                           -            12,997
      Interest                                         1,387                -
      Lease Expense                                       -             6,236
      Licenses and Fees                                   -               300
      Office Equip. & Supp.                               -            14,878
      Postage & Delivery                                  -             1,077
      Professional Fees                                   -            95,821
      Rent                                                -            20,569
      Repairs                                             -               171
      Salaries                                            -           132,986
      Software Development                                -            21,000
      Taxes                                               -               409
      Telephone & Fax                                     -            12,833
      Travel & Entertainment                              -           100,189
      Utilities                                           -               264
                                                 ------------     ------------

             Total Operating Expenses                 88,947          855,489
                                                 ============     ============

The accompanying notes are an integral part of these financial statements.

                                   F-4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations (Continued)
For the Years Ended
December 31, 2003 and 2002

                                                     2003             2002
                                                 ------------     ------------
Other Expenses/(Income)
      Loss on sale of assets                              -         1,651,929
      Interest Expense                                    -            34,215
      Interest Income                                     -            (2,151)
                                                 ------------     ------------

            Total Other Exp/(Income)                      -         1,683,993
                                                 ============     ============

Net Loss                                         $   (88,947)     $(2,532,226)
                                                 ============     ============

Basic and Diluted Loss Per Voting Share          $     (0.00)     $     (0.02)
                                                 ============     ============

Wt. Avg. of Voting Shares Outstanding            102,693,000      102,693,000
                                                 ============     ============




























The accompanying notes are an integral part of these financial statements.


                                   F-5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2001 through December 31, 2003


           Common Stock            Convertible
            -----------            Preferred
          Number   Par  Additional Stock, A&B               Total      Stock-
            Of     Value  Paid In  Par Value Comprehn'v   Accumlt'd   holders'
          Shares   $0.001 Capital   $0.001      Loss       Deficit     Equity
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance
Dec. 31
2001    1,844,400 $1,844 $157,156 $22,100,000 $(54,000)$(20,878,441)$1,326,559

Issuance
of Shares
of common &
preferred
stock  90,620,841 90,621   15,120     864,345       -            -     970,086

Adjustment to
Prior Years
Unrealized
Holding
Loss            -      -        -          -     54,000          -      54,000

Net loss        -      -        -          -         -   (2,532,226)(2,532,226)
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance,
Dec. 31
2002   92,465,241 92,465  172,276  22,964,345        -  (23,410,667)  (181,581)

Net Loss       -       -        -          -         -      (88,947)   (88,947)
       ----------- ------ -------- ----------- --------- ----------- ----------
Balance
Dec. 31
2003  92,465,241 $92,465 $172,276 $22,964,345   $    - $(23,499,614) $(270,528)
      =========== ====== ======== =========== ========= =========== ==========













The accompanying notes are an integral part of these financial statements.

                                F-6

Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
December 31, 2003

                                                     2003             2002
                                                 ------------     ------------
Cash Flow From Operating Activities
      Net loss                                   $   (88,947)     (22,877,746)
      Adjustments to reconcile net loss to
      cash used in operating activities
         Loan Receivable                                  -            19,500
         Marketable Securities                            -            66,000
         Accounts Payable                                 -            14,961
         Accrued Expenses                                 -          (274,738)
         Long Term Debt                                   -          (750,766)
         Note Payable                                 88,947          105,941
                                                 ------------     ------------
            Net cash used in
            operating activities                          -       (23,696,848)
                                                 ============     ============

Cash Flow From Investing Activities
       Depreciation                                       -           (58,209)
       Computer Hardware                                  -            32,233
       Global Hosting Center                              -         2,500,000
       Intellectual Property                              -        20,345,521
                                                 ------------     ------------
            Net cash from (used)
            in investing activities	                      -        22,819,545
                                                 ============     ============

Cash Flow From Financing Activities
      Long Term Debt                                      -          (149,808)
      Common Stock                                        -            90,621
      Additional Paid in Capital                          -            15,120
      Comprehensive Loss                                  -            54,000
      Series A Preferred Stock                            -           (14,000)
      Series B Preferred Stock                            -               977
      Series B Paid in Capital                            -           877,368
                                                 ------------     ------------
            Net cash provided by
            financing activities                          -           874,278
                                                 ============     ============

Net Increase/(Decrease) in Cash                           -            (3,025)

Cash at Beginning of Period                               -             3,025

Cash at End of Period                            $        -       $        -
                                                 ============     ============


The accompanying notes are an integral part of these financial statements.


                                 F-7
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Air Media Now!, Inc. was the Cellular to Wireless Broad Band Channel Master. Air Media Now!, Inc. creates and delivers the leading Wireless Collaborative Platform that enabled Cellular subscribers and organizations to effectively connect, synchronize data, optimize business processes and manage ongoing relationships with broadband wireless access while providing real-time intelligence on critical business information. The Company was uniquely positioned to bridge two converging marketplaces: Cellular and Internet Infrastructure/Enterprises. The Company did this through its exclusive license to resell globally patented device and software solutions. Air Media Now!, Inc. provides the ability to:

         1. Physically track between slow cellular connection and broadband internet connection
         2. Creates a new distribution channel
         3. Exploit that channel by providing proprietary technology to Optimize the user experience through delivery of video conferencing, movies and music.

Air Media Now!, Inc. provided a complete line of wireless devices, content and web services that use patented automatic switching technology (ASNAPT) to seamlessly handoff between existing cellular networks and emerging Wireless Local Area Networks (WI-FIT) around the world. Its real-time Wireless Collaborative Area Network (WCANT) Computing Solutions synchronized existing legacy and emerging internet based applications to the wireless device in order to provide security, improve delivery and reduce costs.

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


                                     F-8
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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




                                   F-9
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

INCOME TAXES
The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of December 31, 2003. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at December 31, 2003:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============
Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at December 31, 2002.

At December 31, 2003, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.
                                                                            F-10
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 beginning July 1, 2000. The adoption of SAB 101 had no impact on operating results and financial position.

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

                                   F-11
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived assets. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized. The Company adapted SFAS No. 144 in the first quarter of 2002.

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending December 31, 2003, the Company has accumulated a deficit of $23,449,000.

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











                                    F-12
Air Media Now!, Inc.
(A Development Stage Company)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.

Name                        Age                       Positions Held
--------------------        ----               ------------------------------
Barney A. Richmond          55                  Chairman/President/Secretary
                                                         Director

Richard C. Turner           48                  Treasurer/Director

Barney A. Richmond has been President and a Director of the Company since February 2005. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations.

Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, JSV Acquisition Corporation, Chase Capital, Inc., Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.
                                 26
Air Media Now!, Inc.
(A Development Stage Company)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, responsible for financial reporting, budgeting and cost accounting.

Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.


ITEM 10.  EXECUTIVE COMPENSATION

No executive officer currently receives compensation from the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, there were a total of 102,692,703 common and preferred shares of the Company's stock outstanding. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
--------------------------------------------- ------------      -----------
Barney A. Richmond, Director, President & CEO   9,250,000            9.0%
Jupiter, FL

Richard C. Turner, Director, Treasurer & CFO            0             .0%
Palm Beach Gardens, FL

American Capital Holdings, Inc.                53,660,374           52.3%
Jupiter, FL 33477
--------------------------------------------- ------------      -----------
All Directors & Executive Officers
     as a group (2 persons)                     9,250,000            9.0%
                                              ============      ===========



                                     27
Air Media Now!, INC.
(A Development Stage Company)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
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

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

(1) Incorporated by reference to the Company's 8-A12G filed on October 24, 2007 SEC Accession number 0001175501-07-000004

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.
The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the year ended Dec. 31, 2003, and $39,961 for the year ended Dec. 31, 2002.

Other Fees.
Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2003, and $52,510 for the year ending December 31, 2002
                                     28
Air Media Now!, INC.
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Air Media Now!, Inc.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: October 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: October 23, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: October 23, 2007


























                                     29
Air Media Now!, Inc.
(A Development Stage Company)

Exhibit 31.1

I, Barney A. Richmond, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB of Air Media Now!, INC.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):




                                     30

Air Media Now!, Inc.
(A Development Stage Company)

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 23, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer


Exhibit 31.2

I, Richard C. Turner, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB of AIR MEDIA NOW, INC.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


                                     31
Air Media Now!, Inc.
(A Development Stage Company)

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 23, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer

Exhibit 32

In connection with the Annual Report of Air Media Now!, INC.(the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:
     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     October 23, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     October 23, 2007
                                     32
Air Media Now!, Inc.
(A Development Stage Company)

[A signed original of this written statement required by Section 906 has been provided to Air Media Now!. and will be retained by Air Media Now!. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to Air Media Now!, INC., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.







































                                     33