Form 10QSB
period 2004-06-30
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of June 30, 2004 the issuer had 92,465,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]


Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

Air Media Now!, Inc.           Form 10-QSB                     June 30, 2004
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           June 30, 2004 and December 31, 2003....................... 4

          Statements of Operations:
           Six Months Ended June 30, 2004 and 2003 .................. 5

          Statements of Operations:
           Three Months Ended June 30, 2004 and 2003 ................ 6

          Statement of Changes in Shareholders' Equity from
           December 31, 2002 through June 30, 2004 .................. 7

          Statement of Cash Flows
           Six Months Ended June 30, 2004 and 2003 .................. 8

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of Air Media Now!, Inc. as of June 30, 2004 and December 31, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the three-month
and six month periods then ended.   These financial statements are the
responsibility of the company's management.

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

  /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 23, 2007





                                     3
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2004 and December 31, 2003
                                          June 30, 2004       Dec 31, 2003
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
                                          ==================  ==================



Read Accompanying Notes and Accountants Report




                                       4

Air Media Now!, Inc.
(A Development Stage Company)
Statements of Operations
For The Six Months Endings June 30, 2004 and 2003
(Unaudited)

                                            June 30, 2004       June 30, 2003
                                          ------------------  ------------------
   Income                                 $            -      $             -
                                          ------------------  ------------------
            Total Income                               -                    -

   Cost of Goods                                       -                    -
                                          ------------------  ------------------
            Total COGS                                 -                    -
                                          ------------------  ------------------
   Gross profit                                        -                    -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      General and Administrative                    23,097               46,573
                                          ------------------  ------------------
            Total Expenses                          23,097               46,573
                                          ------------------  ------------------

   Net Ordinary Income                             (23,097)             (46,573)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                          ------------------  ------------------
      Total Other Income                               -                    -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              317                  515
                                          ------------------  ------------------
      Total Other Expense                              317                  515
                                          ------------------  ------------------
   Net Other Income                                   (317)                (515)
                                          ------------------  ------------------
Net Income                                $        (23,414)   $         (47,088)
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $          (0.000)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          102,693,000          102,693,000
                                          ==================  ==================





Read Accompanying Notes and Accountants Report

                                      5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Endings June 30, 2004 and 2003
(Unaudited)

                                             June 30, 2004       June 30, 2003
                                          ------------------  ------------------
   Income                                 $            -      $            -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
            General and Administrative                 -                 7,937
                                          ------------------  ------------------
            Total Expenses                             -                 7,937
                                          ------------------  ------------------

   Net Ordinary Income                                 -                (7,937)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                   -
                                          ------------------  ------------------
      Total Other Income                               -                   -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              -                   331
                                          ------------------  ------------------
      Total Other Expense                              -                   331
                                          ------------------  ------------------
   Net Other Income                                    -                  (331)
                                          ------------------  ------------------
Net Income                                             -                (8,268)
                                          ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          102,693,000         102,693,000
                                          ==================  ==================



Read Accompanying Notes and Accountants Report


                                     6
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2002 through June 30, 2004

                 Common Stock              Convertible
                 -----------               Preferred
              Number    Par    Additional  Stock, A&B      Total        Stock-
               Of      Value    Paid In    Par Value     Accumlt'd     holders'
             Shares    $0.001   Capital     $0.001        Deficit       Equity
          -----------  ------   --------  -----------   -----------   ----------
Balance,
 Dec. 31
 2002      92,465,241 $92,465  $172,276   $22,964,345  $(23,410,667)  $(181,581)

Net Loss        -         -        -           -            (88,947)    (88,947)
          -----------  ------   --------  -----------   -----------   ----------
Balance
Dec. 31
2003       92,465,241  92,465   172,276    22,964,345   (23,499,614)   (270,528)

Net Loss        -         -        -           -            (23,414)    (23,414)
          -----------  ------   --------  -----------   -----------   ----------
Balance
June 30
2004       92,465,241 $92,465  $172,276   $22,964,345  $(23,523,029)  $(293,942)
          ===========  ======   ========  ===========   ===========   ==========




















Read Accompanying Notes and Accountants Report








                                   7
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Six Months Ending June 30, 2004 and 2003
(Unaudited)

                                             June 30, 2004       June 30, 2003
                                          ------------------  ------------------
   Operating Activities
      Net Income                          $        (23,414)    $       (47,088)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Note Payable: Shareholder                 (23,414)             70,972
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities           -                23,884
                                          ------------------  ------------------

  Financing Activities
     Common Stock                                      -                    -
     Paid In Capital                                   -                    -
                                          ------------------  ------------------

Net Cash Provided by Financing Activities              -                    -
                                          ------------------  ------------------

Net Cash Increase for Period                           -                23,884


Cash at Beginning of Period                            -                     -
                                          ------------------  -----------------
Cash at End of Period                     $            -      $         23,884
                                          ==================  ==================





















Read Accompanying Notes and Accountants Report


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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of June 30, 2004. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at June 30, 2004:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at June 30, 2004.

At June 30, 2004, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending June 30, 2004, the Company has accumulated a deficit of $23,000,000.

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

Six Months Ended June 30, 2004 vs. June 30, 2003.

Revenue for the six months end June 30, 2004 was $0 compared to $0 of revenue recorded for June 30, 2003.

Cost of sales which includes depreciation expense $0, for the six months ended June 30, 2004 and $0, for June 30, 2003.

Total operating expenses for the six month ended June 30, 2004 was $23,097 compared to $46,573 for June 30, 2003.

Administrative expense $22,347 in three months ended June 30, 2004 versus $46,573 for June 30, 2003 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the six months ended June 30, 2004 resulted in a net loss of $(23,414) versus a net loss of $(47,088) recorded for June 30, 2003.

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

Date: October 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      19

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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