Form 10QSB
period 2004-09-30
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of September 30, 2004 the issuer 92,465,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]


Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

Air Media Now!, Inc.           Form 10-QSB                  September 30, 2004
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           September 30, 2004 and December 31, 2003.................. 4

          Statements of Operations:
           Nine Months Ended September 30, 2004 and 2003 ............ 5

          Statements of Operations:
           Three Months Ended September 30, 2004 and 2003 ........... 6

          Statement of Changes in Shareholders' Equity from
           December 31, 2002 through September 30, 2004 ............. 7

          Statement of Cash Flows
           Nine Months Ended September 30, 2004 and 2003 ............ 8

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of Air Media Now!, Inc. as of September 30, 2004 and December 31, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the three-
month and nine month periods then ended.   These financial statements are the
responsibility of the company's management.

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



   /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 23, 2007



                                     3
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2004
                                        September 30, 2004     Dec. 31, 2003
                                          ------------------  ------------------
Assets
      Current Assets
         Cash                             $             -     $             -
                                          ------------------  ------------------
            Total Current Assets                        -                   -
                                          ------------------  ------------------
Total Assets                                            -                   -
                                          ==================  ==================

Liabilities & Stockholders' Equity
      Current Liabilities
         Accounts Payable                           39,961              39,961
         Note Payable:Shareholders                 253,981             230,567
                                          ------------------  ------------------

            Total Current Liabilities              293,942             270,528
                                          ------------------  ------------------

   Stockholders' Equity
      Common Stock, $.001 par value                 92,465              92,465
       300,000,000 shares authorized
       92,465,241 shares outstanding.
      Paid in Capital                              172,276             172,276
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of             1,227               1,227
          voting convertible shares authorized
          1,227,462 shares outstanding.
         Paid in Capital - Series B                977,118             977,118
      Accumulated deficit                      (23,523,029)        (23,499,614)
                                          ------------------  ------------------

                  Total Equity                    (293,942)           (270,528)
                                          ------------------  ------------------
   Total Liabilities &
       Stockholders' Equity                             -                   -
                                          ==================  ==================






Read Accompanying Notes and Accountants Report


                                     4

Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Nine Months Ending September 30, 2004 and 2003
(UNAUDITED)

                                          September 30, 2004  September 30, 2003
                                          ------------------  ------------------
   Income                                 $            -      $             -
                                          ------------------  ------------------
            Total Income                               -                    -

   Cost of Goods                                       -                    -
                                          ------------------  ------------------
            Total COGS                                 -                    -
                                          ------------------  ------------------
   Gross profit                                        -                    -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
       General and Administrative                   23,097              63,312
                                          ------------------  ------------------
            Total Expenses                          23,097              63,312
                                          ------------------  ------------------

   Net Ordinary Income                             (23,097)            (63,312)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                          ------------------  ------------------
      Total Other Income                               -                    -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              317               1,387
                                          ------------------  ------------------
      Total Other Expense                              317               1,387
                                          ------------------  ------------------
   Net Other Income                                   (317)             (1,387)
                                          ------------------  ------------------
Net Income                                         (23,414)            (64,699)
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.001)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          102,693,000         102,693,000
                                          ==================  ==================




Read Accompanying Notes and Accountants Report


                                     5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Ending September 30, 2004 and 2003
(UNAUDITED)

                                          September 30, 2004  September 30, 2003
                                          ------------------  ------------------
   Income                                 $            -      $            -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                            $            -      $            -
      Professional Fees                                -                   -
      Consulting Fees                                  -                 4,000
      Other General and Administrative                 -                12,739
                                          ------------------  ------------------
            Total Expenses                             -                16,739
                                          ------------------  ------------------

   Net Ordinary Income                                 -               (16,739)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                   -
                                          ------------------  ------------------
      Total Other Income                               -                   -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              -                   873
                                          ------------------  ------------------
      Total Other Expense                              -                   873
                                          ------------------  ------------------
   Net Other Income                                    -                  (873)
                                          ------------------  ------------------
Net Income                                             -               (17,612)
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          102,693,000         102,693,000
                                          ==================  ==================



Read Accompanying Notes and Accountants Report
                                     6
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2002 through September 30, 2004


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
          ===========  ======   ========  ===========   ===========   ==========













Read Accompanying Notes and Accountants Report












                                   7


Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ending September 30, 2004 and 2003
(unaudited)

                                          September 30, 2004  September 30, 2003
                                          ------------------  ------------------
   Operating Activities
      Net Income                          $        (23,414)    $       (64,700)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Note Payable: Shareholder                 (23,414)             88,584
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities           -                23,884
                                          ------------------  ------------------

  Financing Activities
     Common Stock                                      -                    -
     Paid In Capital                                   -                    -
                                          ------------------  ------------------

Net Cash Provided by Operating Activities              -                    -
                                          ------------------  ------------------

  Net Cash Increase for Period                         -                23,884
                                          ------------------  ------------------

Cash at Beginning of Period                            -                     -
                                          ------------------  -----------------
Cash at End of Period                     $            -      $         23,884
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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of September 30, 2004. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at September 30, 2004:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at September 30, 2004.

At September 30, 2004, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting.





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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending September 30, 2004, the Company has accumulated a deficit of $23,000,000.

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

Nine Months Ended September 30, 2004 vs. September 30, 2003.

Revenue for the nine months end September 30, 2004 was $0 compared to $0 of revenue recorded for September 30, 2003.

Cost of sales which includes depreciation expense $0, for the nine months ended September 30, 2004 and $0, for September 30, 2003.

Total operating expenses for the nine Month ended September 30, 2004 was $23,097 compared to $63,312 for September 30, 2003.

Administrative expense $22,347 in nine months ended September 30, 2004 versus $59,313 in fiscal year 2003 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the nine months ended September 30, 2004 resulted in a net loss of $(23,414) versus a net loss of $(64,700) recorded for September 30, 2003

ITEM 3. CONTROLS AND PROCEDURES

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

Date: October 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      19


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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