Form 10KSB
period 2004-12-31
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2004


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the transition period from                  to

                      Commission file number 000-52872


                              Air Media Now!, Inc.
              ----------------------------------------------------
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

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of December 31, 2004 the issuer had had 92,465,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]


Transitional Small Business Disclosure Format (Check one): Yes    ; No X





































Air Media Now!, Inc.           Form 10-KSB                  December 31, 2004
(A Development Stage Company)

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


                                     5
Air Media Now!, INC.
(A Development Stage Company)


ITEM 2.  DESCRIPTION OF PROPERTY

(AMNW) The Company does not own any real property as of December 31, 2004. Property has been eliminated per management's decisions to pursue other business avenues. The Company is located at 1016 Clemmons St. Suite 302, Jupiter, Florida 34477.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2005 a special meeting of the shareholders of the Company was held. A motion was passed to elect Barney Richmond as Chief Executive Officer, President, Secretary and Director and to elect Richard Turner as Treasurer and Director.

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Pink Sheets, under the symbol "AMNW". The CUSIP number is 00912Q 10 9. The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended December 31, 2004:
            Quarter Ended      High         Low
             12/31/2004        $0.030      $0.020
              9/30/2004         0.040       0.020
              6/30/2004         0.049       0.030
              3/31/2004         0.109       0.025

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

                                     6
Air Media Now!, INC.
(A Development Stage Company)

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued) Each share of convertible preferred stock entitles the holder to one vote at meetings of shareholders and such vote is equal to the voting rights as the class of common stock shall be entitled.
The holders of preferred stock may convert into fully paid and nonassessable shares of common stock of the company on a one for one basis after January 1, 2003. In the event of a reverse split of common stock, such action shall have no effect upon the conversion ratio of the preferred stock; the ratio will always be one to one.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

On June 28, 2002 the Board of Directors for Air Media Now!, Inc. ("Corporation"), met in accordance with Florida Statutes 607.0821 and 607.0842(2), at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately Remove all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

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

The success of the Company's proposed plan of operation depended primarily on the success of the acquired company's business operations and the realization of the business' perceived potential. The funding of this proposed plan required significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in
                                      7
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (continued)

the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids; offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.


COMPARISON OF RESULTS OF OPERATIONS:

Year Ended December 31, 2004 vs. Year Ended December 31, 2003.

Revenue for the year ended December 31, 2004 was $0 compared to $0 of revenue recorded for the year ended December 31, 2003.

Cost of sales which includes depreciation expense $0, for the year ended December 31, 2004 and $0, for the year ended December 31, 2003.

Total operating expenses for the year ended December 31, 2004 was $23,097 compared to $87,561 for the year ended December 31, 2003.

Administrative expense $22,347 in fiscal year 2004 versus $ 59,617 in fiscal year 2003 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended December 31, 2004 resulted in a net loss of $(23,414) versus a net loss of $(88,947) recorded in the year ended December 31, 2003.


The Company does not have any off-balance sheet arrangements.

RISK FACTORS
THIS FORM CONTAINS CERTAIN "FORWARD -LOOKING STATEMENTS' WHICH REPRESENT THE COMPANY'S OBJECTIVES, EXPECTATIONS OR BELIEFS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING INDUSTRY PERFORMANCE, OPERATIONS, ECONOMIC PREFORMANCE, FINANCIAL CONDITIONS, AND GROWTH STRATEGIES. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THE FORM THAT ARE NOT STATEMNTS OF HISTORICAL FACT MAY BE DEEMED TO FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTENED," " ESTIMATE," OR THE NEGATIVE OR OTHER VARITATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENED TO IDENTIFY FORWAR-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RICKS AN UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A CARIETY OF IMPORTANT FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THIS "RISK FACTORS" SECTION AND ELSEWHERE IN THE FORM.




                                     8
Air Media Now!, INC.
(A Development Stage Company)

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

LACK OF OPERATING HISTORY; DEPENDANCE UPON MANAGEMENT. The Company has been formed for the purpose of developing and distributing real time computing solutions through the assembly of business process components. While the Company's management collectively has many years of business experience it does not insure that they will be successful in this business model. Furthermore, the Company, itself has no operating history. The Company is dependent of management for the implementation of the business model and skills of the Company's officers and directors. The loss of any of the Company's officers and directors may have a material adverse effect on the operations of the Company. The Company does not anticipate purchasing key man life insurance on any of its officers or directors.
                                     9

AIR MEDIA NOW!, INC.
(A Development Stage Company)

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


ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:

INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           December 31, 2004 and 2003..................................F-3

          Statements of Operations
           Twelve Months Ended December 31, 2004 and 2003..............F-4

          Statement of Changes in Shareholders' Equity
           From December 31, 2002, through December 31, 2004...........F-5

          Statements of Cash Flows
           Twelve Months Ended December 31, 2004 and 2003..............F-6

          Notes to Financial Statements................................F-7




















                                   F-1
                  Wieseneck, Andres & Company, P.A.
                    Certified Public Accountants
                    772 U.S. Highway 1, Suite 100
                   North Palm Beach, Florida 33408
                            (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AIR MEDIA NOW!, INC. (formerly Syndeos Group, Inc.)
Jupiter, Florida

We have audited the accompanying consolidated balance sheets of Air Media Now!, Inc. (formerly Syndeos Group, Inc.), as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2004 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of Air Media Now!, Inc. as of December 31, 2004 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company's current liabilities exceed current assets by approximately $290,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
October 23, 2007


                                      F-2
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEETS

                                         December 31, 2004   December 31, 2003
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
                                          ==================  ==================





The accompanying notes are an integral part of the financial statements.


                                     F-3

Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Years Ending December 31, 2004 and 2003
(UNAUDITED)

                                         December 31, 2004   December 31, 2003
                                         ------------------  ------------------
   Income                                 $            -      $             -
                                         ------------------  ------------------
            Total Income                               -                    -

   Cost of Goods                                       -                    -
                                         ------------------  ------------------
            Total COGS                                 -                    -
                                         ------------------  ------------------
   Gross profit                                        -                    -
                                         ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Other General and Administrative              23,097              87,561
                                         ------------------  ------------------
            Total Expenses                          23,097              87,561
                                         ------------------  ------------------

   Net Ordinary Income                             (23,097)            (87,561)
                                         ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -
                                         ------------------  ------------------
      Total Other Income                               -
                                         ------------------  ------------------
      Other Expense
         Interest Expense                              317               1,387
                                         ------------------  ------------------
      Total Other Expense                              317               1,387
                                         ------------------  ------------------
   Net Other Income                                   (317)             (1,387)
                                         ------------------  ------------------
Net Income                               $         (23,414)  $         (88,947)
                                         ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.001)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          102,693,000         102,693,000
                                          ==================  ==================




The accompanying notes are an integral part of the financial statements.

                                   F-4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2001 through December 31, 2004



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
          ===========  ======   ========  ===========   ===========   ==========






















The accompanying notes are an integral part of the financial statements.




                                     F-5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
For The Three Months Ended December 31, 2004 and 2003

                                                     2004             2003
                                                 ------------     ------------
Cash Flow From Operating Activities
      Net loss                                   $   (23,414)     $   (88,948)
      Adjustments to reconcile net loss to
      cash used in operating activities

         Note Payable                                 23,414           88,948
                                                 ------------     ------------
            Net cash used in
            operating activities                          -               -
                                                 ============     ============

Cash Flow From Investing Activities
                                                 ------------     ------------
            Net cash from (used)
            in investing activities                       -               -
                                                 ============     ============

Cash Flow From Financing Activities
                                                 ------------     ------------
            Net cash provided by
            financing activities                          -               -
                                                 ============     ============

Net increase in Cash                                      -               -
                                                 ------------     ------------
Cash at Beginning of Period                               -               -

Cash at End of Period                            $        -       $       -
                                                 ============     ============

















The accompanying notes are an integral part of the financial statements.


                                     F-6
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of December 31, 2004. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at December 31, 2004:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at December 31, 2004.

At December 31, 2004, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending December 31, 2004, the Company has accumulated a deficit of $23,000,000.

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













                                     F-11

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

There were no changes in the Company's internal controls over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, JSV Acquisition Corporation, Chase Capital, Inc., Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.
                                     21
Air Media Now!, Inc.
(A Development Stage Company)

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

ITEM 10.  EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2004, there were a total of 102,692,703 common and preferred shares of the Company's stock outstanding. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and
(c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
--------------------------------------------- ------------      -----------
Barney A. Richmond, Director, President & CEO   9,250,000            9.0%
Jupiter, FL

Richard C. Turner, Director, Treasurer & CFO            0             .0%
Palm Beach Gardens, FL

American Capital Holdings, Inc.                53,660,374           52.3%
Jupiter, FL 33477
                                              ------------      -----------
All Directors & Executive Officers
     as a group (2 persons)                     9,250,000            9.0%
                                              ============      ===========





                                     22
Air Media Now!, INC.
(A Development Stage Company)

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 3.1 Articles of Incorporation of the Company filed with the Florida Secretary of State on July 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification



























                                     23
Air Media Now!, INC.
(A Development Stage Company)

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

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: October 23, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: October 23, 2007


























                                     24
Air Media Now!, Inc.
(A Development Stage Company)
Exhibit 31.1

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





                                     25

Air Media Now!, Inc.
(A Development Stage Company

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

Date: October 23, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer


Exhibit 31.2

I, Richard C. Turner, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB of A SUPER DEAL.COM, INC.;

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

                                     26

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

Date: October 23, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer

Exhibit 32

In connection with the Annual Report of Air Media Now!, INC.(the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     October 23, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     October 23, 2007
                                     27
Air Media Now!, Inc.
(A Development Stage Company)

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









































                                     28