Form 10KSB
period 2005-12-31
AIR MEDIA NOW! INC
filed 2007-10-24
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2005


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

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of December 31, 2005 the issuer had had 134,265,241 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,227,462 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X








































Air Media Now!, Inc.            Form 10-KSB                  December 31, 2005
(A Development Stage Company)

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

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........5

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.5

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS....................F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................F-12

ITEM 8A   CONTROLS AND PROCEDURES.........................................F-12

                                   PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS...............22

ITEM 10   EXECUTIVE COMPENSATION..........................................22

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..22

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................23

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................23

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES..........................23

SIGNATURES AND CERTIFICATIONS.............................................24















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


                                     5

Air Media Now!, INC.
(A Development Stage Company)

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

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Pink Sheets, under the symbol "AMNW". The CUSIP number is 00912Q 10 9. The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended December 31, 2005:
            Quarter Ended      High         Low
             12/31/2005        $0.050      $0.007
              9/30/2005         0.007       0.007
              6/30/2005         0.007       0.007
              3/31/2005         0.015       0.007

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

In the event of a common stock split, such action shall have no effect on the
conversion ratio of the Series A or Series B Preferred Stock.   The conversation
ratio of the Series A and Series B convertible preferred stock shall remain the same, one share for one share.
                                     6
Air Media Now!, INC.
(A Development Stage Company)

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


COMPARISON OF RESULTS OF OPERATIONS:

Year Ended December 31, 2005 vs. Year Ended December 31, 2004.

Revenue for the year ended December 31, 2005 was $0 compared to $0 of revenue recorded for the year ended December 31, 2004.

Cost of sales which includes depreciation expense $0, for the year ended December 31, 2005 and $0, for the year ended December 31, 2004.

Total operating expenses for the year ended December 31, 2005 was $61,159 compared to $23,097 for the year ended December 31, 2004.


                                      7
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (continued)

Administrative expense $159 in fiscal year 2005 versus $22,347 in fiscal year 2004 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended December 31, 2005 resulted in a net loss of $(61,159) versus a net loss of $(23,097) recorded in the year ended December 31, 2004.

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










                                      9

AIR MEDIA NOW!, INC.
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:


INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           December 31, 2005 and 2004..................................F-3

          Statements of Operations
           Twelve Months Ended December 31, 2005 and 2004..............F-4

          Statement of Changes in Shareholders' Equity
           From December 31, 2003, through December 31, 2005...........F-6

          Statements of Cash Flows
           Twelve Months Ended December 31, 2007 and 2006..............F-7

          Notes to Financial Statements................................F-8






























                                   F-1
                  Wieseneck, Andres & Company, P.A.
                    Certified Public Accountants
                    772 U.S. Highway 1, Suite 100
                   North Palm Beach, Florida 33408
                            (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AIR MEDIA NOW!, INC.
Jupiter, Florida

We have audited the accompanying consolidated balance sheets of Air Media Now!, Inc. (formerly Syndeos Group, Inc.), as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Air Media Now!, Inc. as of December 31, 2005 and 2004, the results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company's current liabilities exceed current assets by approximately $62,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
October 23, 2007

                                      F-2
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEETS

                                         December 31, 2005   December 31, 2004
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





                                     F-3
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
December 31, 2005
                                         December 31, 2005   December 31, 2004
                                         ------------------  ------------------
   Income                                 $            -      $             -
                                         ------------------  ------------------
            Total Income                               -                    -

   Cost of Goods                                       -                    -
                                         ------------------  ------------------
            Total COGS                                 -                    -
                                         ------------------  ------------------
   Gross profit                                        -                    -
                                         ------------------  ------------------
Ordinary Income/Expense
   Expenses
      General and Administrative                    61,159              23,097
                                         ------------------  ------------------
            Total Expenses                          61,159              23,097
                                         ------------------  ------------------

   Net Ordinary Income                             (61,159)            (23,097)
                                         ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                         ------------------  ------------------
      Total Other Income                               -
                                         ------------------  ------------------
      Other Expense
         Interest Expense                              -                   317
                                         ------------------  ------------------
      Total Other Expense                              -                   317
                                         ------------------  ------------------
   Net Other Income                                    -                  (317)
                                         ------------------  ------------------
Net Income                                $        (61,159)   $        (23,414)
                                         ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          134,186,000         102,693,000
                                         ==================  ==================




The accompanying notes are an integral part of the financial statements.



                                     F-4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2003 through December 31, 2005



                 Common Stock              Convertible
                 -----------               Preferred
              Number    Par    Additional  Stock, A&B      Total        Stock-
               Of      Value    Paid In    Par Value     Accumlt'd     holders'
             Shares    $0.001   Capital     $0.001        Deficit       Equity
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2003       92,465,241   92,465   172,276   22,964,345   (23,499,614)   (270,528)

Net Loss        -          -       -           -            (23,414)    (23,414)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2004       92,465,241   92,465   172,276   22,964,345   (23,523,029)   (293,942)

Issuance of
Shares of
Common
Stock      41,800,000   41,800   250,822       -               -        292,622

Net Loss        -          -       -           -            (61,159)    (61,159)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2005      134,265,241 $134,265  $423,098  $22,964,345  $(23,584,188)  $ (62,480)
          ===========  =======  ========  ===========   ===========   ==========
















The accompanying notes are an integral part of the financial statements.





                                     F-5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows for the Years Ending
(Unaudited)
                                          December 31, 2005  December 31, 2004
                                          ------------------  ------------------
   Operating Activities
      Net Income                          $        (61,159)    $       (23,414)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Note Payable: Shareholder                 (61,159)            (23,414)
                                          ------------------  ------------------

Net Cash Provided by Operating Activities               -                  -
                                          ------------------  ------------------

  Net Cash Increase                                     -                  -
                                          ------------------  ------------------
Cash at Beginning of Period                             -                  -

Cash at End of Period                     $             -     $            -
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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of December 31, 2005. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at December 31, 2005:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at December 31, 2005.

At December 31, 2005, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

There were no changes in the Company's internal controls over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, JSV Acquisition Corporation, Chase Capital, Inc., Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.
                                    F-12
Air Media Now!, Inc.
(A Development Stage Company)

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

Our Board of Directors has determined that we have at least one financial expert, Richard Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2005, there were a total of 144,492,703 common and preferred shares of the Company's stock outstanding. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and
(c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
--------------------------------------------- ------------      -----------
Barney A. Richmond, Director, President & CEO   9,250,000            6.4%
Jupiter, FL

Richard C. Turner, Director, Treasurer & CFO            0             .0%
Palm Beach Gardens, FL

Sherry L. Cherrix                              33,200,000           23.0%
Jupiter, FL

American Capital Holdings, Inc.                53,660,374           37.1%
Jupiter, FL

United States Financial Group, Inc.             8,600,000            6.0%
Jupiter, FL
                                              ------------      -----------
All Directors & Executive Officers
     as a group (2 persons)                     9,250,000            6.4%
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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 3.1 Articles of Incorporation of the Company filed August 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification


ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.
The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the year ended Dec. 31, 2005, and $0 for the year ended Dec. 31, 2004.

Other Fees.
Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2005, and $0 for the year ending December 31, 2004












                                   23
SIGNATURES

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


Air Media Now!, Inc.
(A Development Stage Company)

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;
                                24
Air Media Now!, Inc.
(A Development Stage Company)

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




                                   25
Air Media Now!, Inc.
(A Development Stage Company)

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

Date: October 23, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
                                    26
Air Media Now!, Inc.
(A Development Stage Company)

Exhibit 32

In connection with the Annual Report of Air Media Now!, INC.(the "Company") on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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














                                  27