Form 10QSB
period 2006-06-30
AIR MEDIA NOW! INC
filed 2007-10-25
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2006

                                     or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of June 30, 2006 the issuer had 134,362,716 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,132,987 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.] The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the following trading symbol, AMNW.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]
Air Media Now!, Inc.           Form 10-QSB                     June 30, 2006
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           June 30, 2006 and December 31, 2005....................... 4

          Statements of Operations:
           Six Months Ended June 30, 2006 and 2005 .................. 5

          Statements of Operations:
           Three Months Ended June 30, 2006 and 2005 ................ 6

          Statement of Changes in Shareholders' Equity from
           December 31, 2004 through June 30, 2006 .................. 7

          Statement of Cash Flows
           Six Months Ended June 30, 2006 and 2005................... 8

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheets of Air Media Now!, Inc. as of June 30, 2006 and December 31, 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the six month
and three-month periods then ended.   These financial statements are the
responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 24, 2007



                                     3
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEET
(unaudited)
                                          June 30, 2006     December 31, 2005
                                          ------------------  ------------------
Assets
      Current Assets
         Cash                             $             -     $            -
                                          ------------------  ------------------
            Total Current Assets                        -                  -
                                          ------------------  ------------------
   Total Assets                                         -                  -
                                          ==================  ==================

Liabilities & Stockholders' Equity
      Current Liabilities
         Accounts Payable                           39,961              39,961
         Note Payable:Shareholders                  24,153              22,519
                                         ------------------  ------------------

            Total Current Liabilities               64,114              62,480
                                          ------------------  ------------------
   Stockholders' Equity
      Common Stock, $.001 par value                134,363             134,265
       300,000,000 shares authorized
       134,362,716 and 134,265,241
       shares outstanding.
      Paid in Capital                              519,030             423,098
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of             1,133               1,227
          voting convertible shares authorized
          1,132,987 shares outstanding.
         Paid in Capital - Series B                881,212             977,118
      Accumulated deficit                      (23,585,852)        (23,584,188)
                                          ------------------  ------------------

                  Total Equity                     (64,114)            (62,480)
                                          ------------------  ------------------
   Total Liabilities &
       Stockholders' Equity                             -                   -
                                          ==================  ==================




Read Accompanying Notes and Accountants' Report.





                                       4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Six Months Endings June 30, 2006 and 2005

                                            June 30, 2006       June 30, 2005
                                          ------------------  ------------------
   Income                                 $            -      $            -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -                   -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                            $            -      $            -
      Professional Fees                              1,500                 -
      Consulting Fees                                  -                61,000
      Other General and Administrative                 164                 159
                                         ------------------  ------------------
            Total Expenses                           1,664              61,159
                                         ------------------  ------------------

   Net Ordinary Income                              (1,664)            (61,159)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                   -
                                          ------------------  ------------------
      Total Other Income                               -                   -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              -                   -
                                          ------------------  ------------------
      Total Other Expense                              -                   -
                                          ------------------  ------------------
   Net Other Income                                    -                   -
                                          ------------------  ------------------
Net Income                                          (1,664)            (61,159)
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          144,493,000         123,708,000
                                         ==================  ==================


Read Accompanying Notes and Accountants' Report.


                                      5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Endings June 30, 2006 and 2005


                                            June 30, 2006       June 30, 2005
                                          ------------------  ------------------
   Income                                 $            -      $            -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -                   -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                            $            -      $            -
      Professional Fees                              1,500                 -
      Consulting Fees                                  -                61,000
      Other General and Administrative                 164                 159
                                         ------------------  ------------------
            Total Expenses                           1,664              61,159
                                         ------------------  ------------------

   Net Ordinary Income                              (1,664)            (61,159)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                   -
                                          ------------------  ------------------
      Total Other Income                               -                   -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              -                   -
                                          ------------------  ------------------
      Total Other Expense                              -                   -
                                          ------------------  ------------------
   Net Other Income                                    -                   -
                                          ------------------  ------------------
Net Income                                          (1,664)            (61,159)
                                          ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          144,494,000         144,930,000
                                         ==================  ==================

Read Accompanying Notes and Accountants' Report.

                                     6
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2003 through March 31, 2006



                 Common Stock              Convertible
                 -----------               Preferred
              Number    Par    Additional  Stock, A&B      Total        Stock-
               Of      Value    Paid In    Par Value     Accumlt'd     holders'
             Shares    $0.001   Capital     $0.001        Deficit       Equity
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2004       92,465,241   92,465   172,276   22,964,345   (23,523,029)   (293,942)

Issuance of
Shares of
Common
Stock      41,800,000   41,800   250,822       -               -        292,622

Net Loss        -          -       -           -            (61,159)    (61,159)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2005      134,265,241  134,265   423,098   22,964,345   (23,584,188)    (62,480)
          -----------  -------  --------  -----------   -----------   ----------
Common
Shares
Issued          3,000        3        27       -               -             30

Preferred
Shares
Converted
To
Common         94,475       94    95,906      (96,000)         -           -

Net Loss        -          -       -           -             (1,664)     (1,664)
          -----------  -------  --------  -----------   -----------   ----------
Balance
June 30
2006      134,362,716 $134,362  $519,031  $22,868,345  $(23,585,852)  $ (64,114)
          ===========  =======  ========  ===========   ===========   ==========





Read Accompanying Notes and Accountants' Report.






                                     7
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
June 30, 2006

                                             June 30, 2006       June 30, 2005
                                          ------------------  ------------------
   Operating Activities
      Net Income                          $         (1,664)    $       (61,159)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Due to Shareholders                         1,664                  -
         Note Payable: Shareholder                      -               61,159
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities           -                    -
                                          ------------------  ------------------

  Net Cash Increase for Period                         -                    -
                                          ------------------  ------------------
Cash at Beginning of Period                            -                    -

Cash at End of Period                     $            -       $            -
                                          ==================  ==================











Non Cash Transactions:
Stockholder loans in the amount of $232,422 were paid by issuing 33.2 million shares of the Company's common stock during June 2005.
Services rendered in the amount of $60,200 were paid by issuing 8.6 million shares of the Company's common stock during June 2005.












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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of June 30, 2006. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at June 30, 2006:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at June 30, 2006.

At June 30, 2006, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending June 30, 2006, the Company has accumulated a deficit of $23,000,000.

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

COMPARISON OF RESULTS OF OPERATIONS:
Six Months Ended June 30, 2006 vs. June 30, 2005.

Revenue for the six months ended June 30, 2006 was $0 compared to $0 of revenue recorded for June 30, 2005.

Total operating expenses for the six month ended June 30, 2006 was $1,664 compared to $61,159 for June 30, 2005. Administrative expense of $164 for the six months ended June 30, 2006 versus $159 for June 30, 2005 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the six months ended June 30, 2006 resulted in a net loss of $(1,664) versus a net loss of $(61,159) recorded for June 30, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2005, the Company issued 33,200,000 shares of common stock in cancellation of $232,422 of debt. In June 2005, the Company issued 8,600,000 shares of common stock for services rendered in the amount of $60,200. All shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

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

Date: October 24, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      18


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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