Form 10QSB
period 2006-09-30
AIR MEDIA NOW! INC
filed 2007-10-25
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006

                                      or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of September 30, 2006 the issuer had 134,496,989 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 1,001,714 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.] The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the following trading symbol, AMNW.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]
Air Media Now!, Inc.           Form 10-QSB                  September 30, 2006
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           September 30, 2006 and December 31, 2005.................. 4

          Statements of Operations:
           Nine Months Ended September 30, 2006 and 2005 ............ 5

          Statements of Operations:
           Three Months Ended September 30, 2006 and 2005 ........... 6

          Statement of Changes in Shareholders' Equity from
           Inception, July 10, 1997 through September 30, 2006 ...... 7

          Statement of Cash Flows
           Three Months Ended September 30, 2006 and 2005............ 8

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

ITEM 6 Exhibits......................................................16

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of Air Media Now!, Inc. as of September 30, 2006 and December 31, 2005 and the related statements of operations for the nine-month periods ended September 30, 2006 and 2005, and the three-month period ended September 30, 2006 and 2005, the statement of changes in shareholders' equity from Inception, December 31, 2001 through September 30, 2006, and statement of cash flows for the three-month period ending September 30, 2006 and 2005. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the U.S. generally accepted auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



   /s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 24, 2007







                                     3
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2006
                                        September 30, 2006     Dec 31, 2005
                                          ------------------  ------------------
Assets
      Current Assets
         Cash                             $             -     $            -
                                          ------------------  ------------------
            Total Current Assets                        -                  -
                                          ------------------  ------------------
   Total Assets                                         -                  -
                                          ==================  ==================

Liabilities & Stockholders' Equity
      Current Liabilities
         Accounts Payable                           39,961              39,961
         Note Payable:Shareholders                  24,123              22,519
                                          ------------------  ------------------

            Total Current Liabilities               64,084              62,480
                                          ------------------  ------------------
   Stockholders' Equity
      Common Stock, $.001 par value                134,497             134,265
       300,000,000 shares authorized
       134,496,989 and 134,265,241
       shares outstanding.
      Paid in Capital                              672,501             423,098
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of             1,001               1,227
          voting convertible shares authorized
          1,001,714 shares outstanding.
         Paid in Capital - Series B                727,769             977,118
      Accumulated deficit                      (23,585,852)        (23,584,188)
                                          ------------------  ------------------

                  Total Equity                     (64,084)            (62,480)
                                          ------------------  ------------------
   Total Liabilities &
       Stockholders' Equity                             -                   -
                                          ==================  ==================





Read Accompanying Notes and Accountants' Report.



                                       4

Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Nine Months Ending September 30, 2006 and 2005
(unaudited)

                                          September 30, 2006  September 30, 2005
                                          ------------------  ------------------
   Income                                 $            -      $            -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -                   -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      General and Administrative                     1,664              61,159
                                         ------------------  ------------------
            Total Expenses                           1,664              61,159
                                         ------------------  ------------------

   Net Ordinary Income                              (1,664)            (61,159)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                   -
                                          ------------------  ------------------
      Total Other Income                               -                   -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              -                   -
                                          ------------------  ------------------
      Total Other Expense                              -                   -
                                          ------------------  ------------------
   Net Other Income                                    -                   -
                                          ------------------  ------------------
Net Income                                          (1,664)            (61,159)

                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          144,495,000         130,712,000
                                         ==================  ==================



Read Accompanying Notes and Accountants' Report.


                                      5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Ending September 30, 2006 and 2005
(UNAUDITED)

                                          September 30, 2006  September 30, 2005
                                          ------------------  ------------------
   Income                                 $            -      $             -
                                          ------------------  ------------------
            Total Income                               -                    -

   Cost of Goods                                       -                    -
                                          ------------------  ------------------
            Total COGS                                 -                    -
                                          ------------------  ------------------
   Gross profit                                        -                    -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      General and Administrative                       -                    -
                                          ------------------  ------------------
            Total Expenses                             -                    -
                                          ------------------  ------------------

   Net Ordinary Income                                 -                    -
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                          ------------------  ------------------
      Total Other Income                               -                    -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                              -                    -
                                          ------------------  ------------------
      Total Other Expense                              -                    -
                                          ------------------  ------------------
   Net Other Income                                    -                    -
                                          ------------------  ------------------
Net Income                                             -                    -
                                          ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          144,497,000         144,493,000
                                         ==================  ==================




Read Accompanying Notes and Accountants' Report.

                                      6
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2004 through September 30, 2006


                 Common Stock              Convertible
                 -----------               Preferred
              Number    Par    Additional  Stock, A&B      Total        Stock-
               Of      Value    Paid In    Par Value     Accumlt'd     holders'
             Shares    $0.001   Capital     $0.001        Deficit       Equity
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2004       92,465,241   92,465   172,276   22,964,345   (23,523,029)   (293,942)

Issuance of
Shares of
Common
Stock      41,800,000   41,800   250,822       -               -        292,622

Net Loss        -          -       -           -            (61,159)    (61,159)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2005      134,265,241  134,265   423,098   22,964,345   (23,584,188)    (62,480)
          -----------  -------  --------  -----------   -----------   ----------
Common
Shares
Issued          6,000        6        54       -               -             60

Preferred
Shares
Converted
To
Common        225,748      226   249,348     (249,574)         -           -

Net Loss        -          -       -           -             (1,664)     (1,664)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Sept. 30
2006      134,496,989  134,497  $672,500  $22,714,771  $(23,585,852)  $ (64,084)
          ===========  =======  ========  ===========   ============  ==========




Read Accompanying Notes and Accountants' Report.








                                     7
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
September 30, 2006

                                          September 30, 2006  September 30, 2005
                                          ------------------  ------------------
   Operating Activities
      Net Income                          $         (1,664)    $       (61,159)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Note Payable: Shareholder                   1,664             (61,159)
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities           -                   -
                                          ------------------  ------------------

  Net Cash Increase for Period                         -                   -
                                          ------------------  ------------------
Cash at End of Period                                  -                   -
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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of September 30, 2006. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at September 30, 2006:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at September 30, 2006.

At September 30, 2006, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending September 30, 2006, the Company has accumulated a deficit of $23,000,000.

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

COMPARISON OF RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2006 vs. September 30, 2005.

Revenue for the nine months end September 30, 2006 was $0 compared to $0 of revenue recorded for September 30, 2005.

Total operating expenses for the nine months ended September 30, 2006 was $1,664 compared to $61,159 for September 30, 2005.

Administrative expense $164 in nine months ended September 30, 2006 versus $159 in September 30, 2005 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

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

During the nine months ending September 30, 2006 6,000 shares of common stock were issued for services rendered.

During the nine months ending September 30, 2006 225,748 shares of Preferred Stock Series B were converted to 225,748 shares of Common Stock.

All above listed shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

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




                                   16
SIGNATURES

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

October 24, 2007                        By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

October 24, 2007                        By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer



SIGNATURES AND CERTIFICATIONS







































                                     17
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: October 24, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      19


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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