Form 10KSB
period 2006-12-31
AIR MEDIA NOW! INC
filed 2007-10-25
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2006

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

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     [$388,366]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of December 31, 2006 the issuer had had 134,546,989 shares of common stock, $.001 Par Value, outstanding, 9,000,000 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 951,714 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X







































Air Media Now!, Inc.            Form 10-KSB                  December 31, 2006
(A Development Stage Company)

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

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........5

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.5

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS....................F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................21

ITEM 8A   CONTROLS AND PROCEDURES.........................................21

                                   PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS...............21

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

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Pink Sheets, under the symbol "AMNW". The CUSIP number is 00912Q 10 9. The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended December 31, 2006:
            Quarter Ended      High         Low
             12/31/2006        $0.010      $0.010
              9/30/2006         0.010       0.010
              6/30/2006         0.010       0.010
              3/31/2006         0.010       0.010

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


COMPARISON OF RESULTS OF OPERATIONS:

Year Ended December 31, 2006 vs. Year Ended December 31, 2005.

Revenue for the year ended December 31, 2006 was $0 compared to $0 of revenue recorded for the year ended December 31, 2005.

Cost of sales which includes depreciation expense $0, for the year ended December 31, 2006 and $0, for the year ended May 31, 2005.

Total operating expenses for the year ended December 31, 2006 was $1,835 compared to $61,159 for the year ended December 31, 2005.

                                      7

Air Media Now!, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (continued)

Administrative expense $335 in fiscal year 2006 versus $159 in fiscal year 2005 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended December 31, 2006 resulted in a net loss of $(1,835) versus a net loss of $(61,159) recorded in the year ended December 31, 2005.

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

LACK OF OPERATING HISTORY; DEPENDNCE UPON MANAGEMENT. The Company has been formed for the purpose of developing and distributing real time computing solutions through the assembly of business process components. While the Company's management collectively has many years of business experience it does not insure that they will be successful in this business model. Furthermore, the Company, itself has no operating history. The Company is dependent of management for the implementation of the business model and skills of the Company's officers and directors. The loss of any of the Company's officers and directors may have a material adverse effect on the operations of the Company. The Company does not anticipate purchasing key man life insurance on any of its officers or directors.

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

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:


INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           December 31, 2006 and 2005..................................F-3

          Statements of Operations
           Twelve Months Ended December 31, 2006 and 2005..............F-4

          Statement of Changes in Shareholders' Equity
           From December 31, 2004, through December 31, 2006...........F-5

          Statements of Cash Flows
           Twelve Months Ended December 31, 2006 and 2005..............F-6

          Notes to Financial Statements................................F-7






























                                   F-1
                  Wieseneck, Andres & Company, P.A.
                    Certified Public Accountants
                    772 U.S. Highway 1, Suite 100
                   North Palm Beach, Florida 33408
                            (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
AIR MEDIA NOW!, INC.
Jupiter, Florida

We have audited the accompanying consolidated balance sheets of Air Media Now!, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Air Media Now!, Inc. as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company's current liabilities exceed current assets by approximately $64,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
October 23, 2007

                                      F-2
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2006 and 2005
                                         December 31, 2006   December 31, 2005
                                         ------------------  ------------------
Assets
      Current Assets
         Cash                             $             -     $            -
                                          ------------------  ------------------
            Total Current Assets                        -                  -
                                          ------------------  ------------------
   Total Assets                                         -                  -
                                          ==================  ==================


Liabilities & Stockholders' Equity
       Current Liabilities
         Accounts Payable                 $         39,961    $         39,961
         Note Payable:Shareholders                  24,294              22,519
                                          ------------------  ------------------

Total Current Liabilities               64,255              62,480
                                          ------------------  ------------------
   Stockholders' Equity
      Common Stock, $.001 par value                134,547             134,265
       300,000,000 shares authorized
       134,546,989 and 134,265,241
       shares outstanding.
      Paid in Capital                              722,451             423,098
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of               951               1,227
          voting convertible shares authorized
          951,714 and 1,227,462 outstanding.
         Paid in Capital - Series B                677,819             977,118
      Accumulated deficit                      (23,586,023)        (23,584,188)
                                          ------------------  ------------------

                  Total Equity                     (64,255)            (62,480)
                                          ------------------  ------------------
   Total Liabilities &
       Stockholders' Equity               $             -     $             -
                                          ==================  ==================





The accompanying notes are an integral part of the financial statements.



                                     F-3
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
December 31, 2006
                                         December 31, 2006   December 31, 2005
                                         ------------------  ------------------
   Income                                 $            -      $             -
                                         ------------------  ------------------
       Total Income                               -                    -

   Cost of Goods                                       -                    -
                                         ------------------  ------------------
       Total COGS                                 -                    -
                                         ------------------  ------------------
   Gross profit                                        -                    -
                                         ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Professional Fees                              1,500                  -
      Consulting Fees                                  -                61,000
      Other General and Administrative                 335                 159
                                         ------------------  ------------------
       Total Expenses                           1,835              61,159
                                         ------------------  ------------------

   Net Ordinary Income                              (1,835)            (61,159)
                                         ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                         ------------------  ------------------
       Total Other Income                               -                    -
                                         ------------------  ------------------
       Other Expense
         Interest Expense                              -                    -
                                         ------------------  ------------------
      Total Other Expense                              -                    -
                                         ------------------  ------------------
   Net Other Income                                    -                    -
                                         ------------------  ------------------
Net Income                                          (1,835)            (61,159)
                                         ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          144,496,000         134,186,000
                                         ==================  ==================




The accompanying notes are an integral part of the financial statements.

                                   F-4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2004 through December 31, 2006


                 Common Stock              Convertible
                 -----------               Preferred
              Number    Par    Additional  Stock, A&B      Total        Stock-
               Of      Value    Paid In    Par Value     Accumlt'd     holders'
             Shares    $0.001   Capital     $0.001        Deficit       Equity
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2004       92,465,241   92,465   172,276   22,964,345   (23,523,029)   (293,942)

Issuance of
Shares of
Common
Stock      41,800,000   41,800   250,822       -               -        292,622

Net Loss        -          -       -           -            (61,159)    (61,159)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2005      134,265,241  134,265   423,098   22,964,345   (23,584,188)    (62,480)
          -----------  -------  --------  -----------   -----------   ----------
Common
Shares
Issued          6,000        6        54       -               -             60

Preferred
Shares
Converted
To
Common        275,748      276   299,348     (299,574)         -            -

Net Loss        -          -       -           -             (1,835)     (1,835)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2006      134,546,989  134,547  $722,451  $22,664,771  $(23,586,023)  $ (64,255)
          ===========  =======  ========  ===========   ============  ==========







The accompanying notes are an integral part of the financial statements.





                                      F-5

Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
For The Year Ended December 31, 2006 and 2005

                                                 Dec 31, 2006     Dec 31, 2005
                                                 ------------     ------------

Cash Flow From Operating Activities
      Net loss                            $           (1,835)         (61,159)
      Adjustments to reconcile net loss to
       cash used in operating activities
             Note Payable: Shareholders                  1,835         (61,159)
                                                 ------------     ------------
            Net cash used in
       operating activities                          -               -
                                                 ============     ============

Net increase in Cash                                      -               -
                                                 ------------     ------------
Cash at Beginning of Period                               -               -

Cash at End of Period                            $        -       $       -
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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of December 31, 2006. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at December 31, 2006:
     Deferred tax assets:
        NOL carryforwards                 $   23,000,000
                                          ---------------
        Deferred tax asset (34%)               7,820,000
        Less valuation allowance              (7,820,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at December 31, 2006.

At December 31, 2006, the Company has approximately $23,000,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

There were no changes in the Company's internal controls over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2006, there were a total of 144,498,703 common and preferred shares of the Company's stock outstanding. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and
(c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
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
                                              ============      ===========
                                     22
Air Media Now!, INC.
(A Development Stage Company)

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2005, the Company issued 33,200,000 shares of common stock in cancellation of $232,422 of debt to Sherry L. Cherrix, a beneficial owner of more than 5% of the Company's outstanding stock.

In June 2005, the Company issued 8,600,000 shares of common stock for services rendered in the amount of $60,200 to United States financial Group, a beneficial owner of more than 5% of the Company's outstanding stock.

The above listed shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

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

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.
The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $1,500 for the year ended Dec. 31, 2006, and $0 for the year ended Dec. 31, 2005.

Other Fees.
Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2006, and $0 for the year ending December 31, 2005.







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

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
                                   25
Air Media Now!, Inc.
(A Development Stage Company)

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

Date: October 23, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer





                                   26
Air Media Now!, Inc.
(A Development Stage Company)


Exhibit 32

In connection with the Annual Report of Air Media Now!, Inc.(the "Company") on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     October 23, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     October 23, 2007

[A signed original of this written statement required by Section 906 has been provided to Air Media Now!, Inc. and will be retained by Air Media Now!, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

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