Form 10QSB
period 2007-09-30
AIR MEDIA NOW! INC
filed 2007-11-07
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2007


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 2, 2007 the issuer had 151,901,448 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]


Air Media Now!, Inc.           Form 10-QSB                  September 30, 2007
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           September 30, 2007 and December 31, 2006.................. 4

          Statements of Operations:
           Nine Months Ended September 30, 2007 and 2006 ............ 5

          Statements of Operations:
           Three Months Ended September 30, 2007 and 2006............ 6

          Statement of Changes in Shareholders' Equity from
           December 31, 2005 through September 30, 2007.............. 7

          Statement of Cash Flows
           Nine Months Ended September 30, 2007 and 2006 ............ 8

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


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................16

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................16

ITEM 3 Defaults Upon Senior Securities...............................16

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........17

ITEM 5 Subsequent Events.............................................17

ITEM 6 Exhibits......................................................18

SIGNATURES AND CERTIFICATIONS........................................18







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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


           Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Air Media Now!, Inc.
Jupiter, Florida

We have reviewed the accompanying consolidated balance sheet of Air Media Now!, Inc. as of September 30, 2007 and December 31, 2006 and the related statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, the statement of changes in shareholders' equity from December 31, 2005 through September 30, 2007, and statement of cash flows for the nine-month periods ending September 30, 2007 and 2006. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company's current liabilities exceed current assets by approximately $53,000 and the Company has incurred net operating losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note F. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
November 2, 2007

                                     3
Air Media Now!, Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2007
                                        September 30, 2007    Dec 31, 2006
                                         ------------------  ------------------
Assets
Current Assets
         Cash                            $             -     $             -
                                         ------------------  ------------------
            Total Current Assets                       -                   -
                                         ------------------  ------------------

Liabilities & Stockholders' Equity
Current Liabilities
         Accounts Payable                           39,961              39,961
         Note Payable:Shareholders                  12,830              24,294
                                         ------------------  ------------------

             Total Current Liabilities              52,791              64,255
                                         ------------------  ------------------

Stockholders' Equity
      Common Stock, $.001 par value                136,949             134,547
       300,000,000 shares authorized
       136,949,734 shares outstanding.
      Paid in Capital                              745,075             722,451
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of             9,000               9,000
          voting convertible shares authorized
          9,000,000 shares outstanding.
         Paid in Capital - Series A             21,977,000          21,977,000
         Series B - 15,000,000 shares of               951                 951
          voting convertible shares authorized
          1,227,462 shares outstanding.
         Paid in Capital - Series B                677,819             677,819
      Accumulated deficit                      (23,599,586)        (23,586,023)
                                         ------------------  ------------------

                  Total Equity                     (52,791)            (64,255)
                                         ------------------  ------------------

      Total Liabilities &
      Stockholders' Equity               $             -     $             -
                                         ==================  ==================






Read Accompanying Notes and Accountants' Report.




                                     4
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Nine Months Ending September 30, 2007 and 2006

                                          September 30, 2007  September 30, 2006
                                          ------------------  ------------------
   Income                                 $            -      $            -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -                   -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Professional Fees                                -                 1,500
      Consulting Fees                               12,000                 -
      Other General and Administrative                 157                 164
                                          ------------------  ------------------
            Total Expenses                          12,157               1,664
                                          ------------------  ------------------

   Net Ordinary Income                             (12,157)             (1,664)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                   -
                                          ------------------  ------------------
      Total Other Income                               -                   -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                            1,406                 -
                                          ------------------  ------------------
      Total Other Expense                            1,406                 -
                                          ------------------  ------------------
   Net Other Income                                 (1,406)                -
                                          ------------------  ------------------
Net Income                                $        (13,563)   $         (1,664)
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          136,949,734         134,547,000
                                          ==================  ==================




Read Accompanying Notes and Accountants' Report.

                                     5
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Ending September 30, 2007 and 2006
(UNAUDITED)

                                          September 30, 2007  September 30, 2006
                                          ------------------  ------------------
   Income                                 $            -      $             -
                                          ------------------  ------------------
            Total Income                               -                    -

   Cost of Goods                                       -                    -
                                          ------------------  ------------------
            Total COGS                                 -                    -
                                          ------------------  ------------------
   Gross profit                                        -                    -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Consulting Fees                               12,000                  -
      Other General and Administrative                 -                    -
                                          ------------------  ------------------
            Total Expenses                          12,000                  -
                                          ------------------  ------------------

   Net Ordinary Income                             (12,000)                 -
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                          ------------------  ------------------
      Total Other Income                               -                    -
                                          ------------------  ------------------
      Other Expense
         Interest Expense                            1,406                  -
                                          ------------------  ------------------
      Total Other Expense                            1,406                  -
                                          ------------------  ------------------
   Net Other Income                                 (1,406)                 -
                                          ------------------  ------------------
Net Income                                $        (13,406)   $             -
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          136,949,734         134,546,989
                                          ==================  ==================



Read Accompanying Notes and Accountants' Report.


                                     6
Air Media Now!, Inc.
(A Development Stage Company)
Statements of Shareholders' Deficit
from December 31, 2004 through September 30, 2007
(Unaudited)
                 Common Stock              Convertible
                 -----------               Preferred
              Number    Par    Additional  Stock, A&B      Total        Stock-
               Of      Value    Paid In    Par Value     Accumlt'd     holders'
             Shares    $0.001   Capital     $0.001        Deficit       Equity
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2004       92,465,241  $92,465  $172,276  $22,964,345  $(23,523,029)  $(293,942)

Issuance of
Shares of
Common
Stock      41,800,000   41,800   250,822       -               -        292,622

Net Loss        -          -       -           -            (61,159)    (61,159)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2005      134,265,241  134,265   423,098   22,964,345   (23,584,188)    (62,480)

Common
Shares
Issued          6,000        6        54       -               -             60

Preferred
Shares
Converted
To
Common        275,748      276   299,299     (299,574)         -             -

Net Loss        -          -       -           -             (1,835)     (1,835)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Dec. 31
2006      134,546,989  134,547   722,451   22,664,771   (23,586,023)    (64,255)

Sale of
Common
Shares      2,402,745    2,403    22,624       -               -         25,026

Net Loss        -          -       -           -            (13,563)    (13,563)
          -----------  -------  --------  -----------   -----------   ----------
Balance
Sept. 30
2007      136,949,734 $136,949  $745,075  $22,664,771  $(23,599,586)  $ (52,791)
          ===========  =======  ========  ===========   ===========   ==========

Read Accompanying Notes and Accountants' Report.


                                     7
Air Media Now!, Inc.
(A Development Stage Company)
Statement of Cash Flows
September 30, 2007

                                          September 30, 2007  September 30, 2006
                                          ------------------  ------------------
   Operating Activities
      Net Income                          $        (13,563)    $        (1,664)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Note Payable: Shareholder                 (11,464)              1,664
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities       (25,027)                -
                                          ------------------  ------------------

   Financing Activities
      Common Stock                                   2,403
      Paid In Capital                               22,624                  -
                                          ------------------  ------------------
   Net Cash Provided by Financing Activities        25,027
                                          ------------------  ------------------

  Net Cash Increase for Period                          -                   -
                                          ------------------  ------------------
  Cash at Beginning of Period                           -                   -

  Cash at End of Period                   $             -      $            -
                                          ==================  ==================










Read Accompanying Notes and Accountants' Report.
















                                     8
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Air Media Now!, Inc., (the Company) (formerly known as August Project II Corporation, Traffic Engine.com, Inc., Traffic Engine Holdings, Inc. and Syndeos Group, Inc.) is a publicly traded company incorporated under the laws of the State of Florida on July 10, 1997. The company is currently reporting with the Securities and Exchange Commission and is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the trading symbol, AMNW, CUSIP number 00912Q 10 9. On January 2, 2001, the Company merged with Traffic Engine, Inc., a Florida Corporation, and accounted for the merger as a pooling of interest. On November 8, 2001, the Company merged with Syndeos Corporation, formerly known as Premier Plus which was incorporated under the laws of the State of Florida in 1999. The merger was accounted for in accordance with the purchase method. All Companies are in the Development Stage.

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

EARNINGS (LOSS) PER SHARE
In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." This Statement was effective for interim and fiscal periods ending after December 15, 1997. This Statement requires the presentation of (a) diluted earnings per share, whose calculations includes not only average outstanding common shares
                                     9
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of September 30, 2007. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at September 30, 2007:
     Deferred tax assets:
        NOL carryforwards                 $   23,500,000
                                          ---------------
        Deferred tax asset (34%)               7,990,000
        Less valuation allowance              (7,990,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============
Due to uncertainties surrounding the timing of realizing the benefits of its net
                                     10
Air Media Now!, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE D - INCOME TAXES - CONTINUED

favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at September 30, 2007.

At September 30, 2007, the Company has approximately $23,500,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning
                                     11
Air Media Now!, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending September 30, 2006, the Company has accumulated a deficit of $23,598,180.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On June 28, 2002 the Board of Directors for Air Media Now!, Inc. ("Corporation") met in accordance with Florida Statutes 607.0821 and 607.0842(2), at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately remove all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

During the last quarter of 2002 the Management of the Company made a decision to cease operations of the Company. This was due to the fact that new current management had no experience in the Wireless Telecom industry as well as they did not want to proceed with further operations until they could get the Company's audits completed. This process was delayed because prior management was refusing to turn over the books and records of the Company.

On February 28, 2005 a special meeting of the shareholders of the Company was held. A motion was passed to elect Barney Richmond as Chief Executive Officer, President, Secretary and Director and to elect Richard Turner as Treasurer and Director.

At the urging of many shareholders who had invested significant amounts of monies into Syndeos Group, Inc. (renamed Air Media Now!, Inc.) during the last two (2) years, current management was able to accomplish getting the Company's audits completed, which allows the Company to proceed in a fully reporting public company status. Management also believes these steps were necessary in an effort to recapitalize the Company whereby the shareholders have a chance at getting a return on their investments.

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





                                     14
Air Media Now!, INC.
(A Development Stage Company)
COMPARISON OF RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2007 vs. September 30, 2006.

Revenue for the nine months end September 30, 2007 was $0 compared to $0 of revenue recorded for September 30, 2006.

Cost of sales which includes depreciation expense $0, for the nine months ended September 30, 2007 and $0, for September 30, 2006.

Total operating expenses for the nine Month ended September 30, 2007 was $12,157 compared to $1,664 for September 30, 2006.

Administrative expense $157 in nine months ended September 30, 2007 versus $164 in September 30, 2006 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the nine months ended September 30, 2007 resulted in a net loss of $(13,563) versus a net loss of $(1,664) recorded in September 30, 2006.

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

During the year ending December 31, 2006 275,748 shares of Preferred Stock Series B were converted to 275,748 shares of Common Stock.

On July 03, 2007 25,000 shares of Common Stock were issued for repayment of debt of $1,250.

On September 30, 2007 1,187,100 shares of Common Stock were issued for services rendered.

On September 30, 2007 1,190,645 shares of Common Stock were issued for repayment of debt owed to American Capital Holdings, Inc. of $11,906.45

On October 24, 2007 5,000,000 shares of Common Stock were issued to United States Financial Group, Inc. for services rendered.

The above listed shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        None
                                     16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

On October 30, 2007 9,000,000 shares of Preferred Stock - Series A common shares where converted to 9,000,000 shares of Common Stock. B

The Board of Directors of Air Media Now!, Inc. passed a resolution to convert all remaining outstanding Preferred Stock - Series B to Common Shares. Each share of Preferred B stock will convert to one share of Common Stock effective October 30, 2007.

Due to the conversion to Common Shares, as of October 31, 2007, there were a total of 151,901,448 common shares and 0 preferred shares of the Company's stock outstanding. The table below shows the number of shares of common stock held by
(a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
--------------------------------------------- ------------      -----------
Barney A. Richmond, Director, President & CEO   9,250,000            6.1%
Jupiter, FL

Richard C. Turner, Director, Treasurer & CFO            0             .0%
Palm Beach Gardens, FL

Sherry L. Cherrix                              33,200,000           21.9%
Jupiter, FL

American Capital Holdings, Inc.                83,701,374           55.1%
Jupiter, FL

United States Financial Group, Inc.            13,600,000            9.0%
Jupiter, FL
                                              ------------      -----------
All Directors & Executive Officers
     as a group (2 persons)                     9,250,000            6.1%
                                              ============      ===========














                                   17
Air Media Now!, INC.
(A Development Stage Company)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 3.1      Articles of Incorporation of the Company filed
                      August 10, 1997 (incorporated by reference to the Company's Form 10SB12G filed on October 26, 2007)

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

November 2, 2007                       By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

November 2, 2007                       By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer





















                                   18
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: November 2, 2007
/s/ Barney A. Richmond
Barney A. Richmond
Chief Executive Officer           19
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

Date: November 2, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     20

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Air Media Now!, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Barney A. Richmond

Barney A. Richmond
President
Date: November 2, 2007


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: November 2, 2007


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