Form 10KSB
period 2007-12-31
ASSURANCE GROUP INC.
filed 2008-04-14
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2007

                                       or

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the transition period from ____________  to __________

                        Commission file number 000-52872

                 Assurance Group, Inc. f/k/a  Air Media Now!, Inc.
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

        Common Stock, par value $.001 per share    CUSIP NUMBER: 04621L 10 4
                                            FORMER CUSIP NUMBER: 00912Q 10 9
                              (Title of class)

The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the following trading symbol, AMNW.

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates as of December 31, 2007:     [$364,502]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of December 31, 2007 the issuer had had 151,901,448 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X







































Assurance Group, Inc.            Form 10-KSB                  December 31, 2007
(A Development Stage Company)

                                     INDEX
                                                                    PAGE NO.
                                    PART I

ITEM 1    DESCRIPTION OF BUSINESS.........................................4

ITEM 2    DESCRIPTION OF PROPERTY.........................................5

ITEM 3    LEGAL PROCEEDINGS...............................................5

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............6

                                    PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........6

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.7

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

ITEM 10   EXECUTIVE COMPENSATION..........................................22

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..22

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................23

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................23

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES..........................24

SIGNATURES AND CERTIFICATIONS.............................................24















Assurance Group, Inc.
(A Development Stage Company)
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to Assurance Group, Inc. Assurance Group, Inc. changed its name from Air Media Now!, Inc. on January 10, 2008. This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for the future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

On August 10, 1997 the Company was formed as August Project II Corp, and on June 13, 2000, the Company name was changed to Traffic Engine.com Inc. On January 2, 2001 Traffic Engine.com executed an agreement for the exchange of Common Share with Traffic Engine Inc., which became a wholly owned subsidiary of the parent. On March 29, 2001 "The Company" merged with Syndeos Corporation (f.k.a. Premier Plus Inc. a Florida Corporation). The Company changed its name to reflect majority ownership by the principles to Syndeos Group. Prior to its merger to become Syndeos Group, the Company was created to be a technology holding company with the purpose of identifying and acquiring emerging technology. The Company changed its name again to Air Media Now!, Inc on April 1, 2002 and owns two wholly owned subsidiaries Nortex Associates Inc and Syndeos Corporation. The Company changed it name to Assurance Group, Inc. on January 10, 2008.

The Company was a Cellular to Wireless Broad Band Channel Master. The Company created and delivered the leading Wireless Collaborative Platform that enabled Cellular subscribers and organizations to effectively connect, synchronize data, optimize business processes and manage ongoing relationships with broadband wireless access while providing real-time intelligence on critical business information. The Company was uniquely positioned to bridge two converging marketplaces: Cellular and Internet Infrastructure/Enterprises. The Company did this through its exclusive license to resell globally patented device and software solutions.

                                      4
Assurance Group, Inc.
(A Development Stage Company)

DESCRIPTION OF BUSINESS (continued)

On June 20 Mr. Barney A. Richmond acquired just over 39 millions shares of the Company, becoming its majority shareholder.

On June 28, 2002 the Board of Directors for the Company met and voted to remove all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property as of December 31, 2007. Property has been eliminated per management's decisions to pursue other business avenues. The Company is located at 1016 Clemmons St. Suite 302, Jupiter, Florida 34477.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.




                                     5

Assurance Group, Inc.
(A Development Stage Company)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2005 a special meeting of the shareholders of the Company was held. A motion was passed to elect Barney Richmond as Chief Executive Officer, President, Secretary and Director and to elect Richard Turner as Treasurer and Director.

On October 30, 2007 the Board of Directors passed a resolution to convert all remaining outstanding Preferred Stock - Series B to Common Shares. Each share of Preferred B stock was converted to one share of Common Stock effective October 30, 2007.

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market for Common Equity
The Company's common stock is traded on the Over the Counter Pink Sheets, under the symbol "AMNW". The CUSIP number is 00912Q 10 9. The following is a table of the high and low bid prices of the Company's stock for each of the four quarters of the fiscal year ended December 31, 2006:
            Quarter Ended      High        Low
             12/31/2007        $0.12      $0.01
              9/30/2007         0.01       0.01
              6/30/2007         0.01       0.01
              3/31/2007         0.01       0.01

These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) Security Holders
The Company has approximately 400 shareholders of record.

On October 30, 2007 9,000,000 shares of Preferred Stock - Series A common shares where converted to 9,000,000 shares of Common Stock.

The Board of Directors of Assurance Group, Inc. passed a resolution to convert all remaining outstanding Preferred Stock - Series B to Common Shares. Each share of Preferred B stock was converted to one share of Common Stock effective October 30, 2007.

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

The Company was authorized to issue 25 million shares of Series A Convertible Preferred Stock and 15 million shares of Series B Convertible Preferred Stock. Each share of convertible preferred stock entitles the holder to one vote at
                                     6
Assurance Group, Inc.
(A Development Stage Company)

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - (continued)

meetings of shareholders and such vote is equal to the voting rights as the class of common stock shall be entitled.
The holders of preferred stock may convert into fully paid and nonassessable shares of common stock of the company on a one for one basis after January 1, 2003. In the event of a reverse split of common stock, such action shall have no effect upon the conversion ratio of the preferred stock; the ratio will always be one to one.

In the event of a common stock split, such action shall have no effect on the
conversion ratio of the Series A or Series B Preferred Stock.   The conversation
ratio of the Series A and Series B convertible preferred stock shall remain the same, one share for one share.

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

On June 28, 2002 the Board of Directors for the Company met in accordance with Florida Statutes 607.0821 and 607.0842(2), at which all members of the Board of Directors were present. The Board of Directors voted to, effective immediately Remove all officers of the Corporations with the following officers of the Corporation, Barney A. Richmond (Chief Executive Officer) and Harry Timmons (President) elected to serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified or until their resignation or removal pursuant to the bylaws of the Corporation.

During the last quarter of 2002 Management of the Company made a decision to cease operations of the Company. This was due to the fact that new current management had no experience in the Wireless Telecom industry.

On February 28, 2005 a special meeting of the shareholders of the Company was held. A motion was passed to elect Barney Richmond as Chief Executive Officer, President, Secretary and Director and to elect Richard Turner as Treasurer and Director.

At the urging of many shareholders who had invested significant amounts of monies into Syndeos Group, Inc. (renamed Assurance Group, Inc.) during the last two (2) years, current management was able to accomplish getting the Company's audits completed, which allows the Company to proceed in a fully reporting public company status. Management also believes these steps were necessary in an effort to recapitalize the Company whereby the shareholders have a chance at getting a return on their investments.

The Company is now seeking acquisition of a Company which management has prior experience in. Currently, there are several acquisition opportunities that Management is evaluating.

The success of the Company's proposed plan of operation depended primarily on the success of the acquired company's business operations and the realization of the business' perceived potential. The funding of this proposed plan required significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide
                                     7
Assurance Group, Inc.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION & COMPARISON OF RESULTS OF OPERATIONS- CONTINUED

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

COMPARISON OF RESULTS OF OPERATIONS:
Year Ended December 31, 2007 vs. Year Ended December 31, 2006.

Revenue for the year ended December 31, 2007 was $0 compared to $0 of revenue recorded for December 31, 2006.

Cost of sales which includes depreciation expense was $0 for the year ended December 31, 2007 and $0 for the year ended December 31, 2006.

Total operating expenses for the year ended December 31, 2007 was $89,881 compared to $1,835 for the prior year ended December 31, 2006.

Auditing and Consulting expenses of $76,754 for the year ended December 31, 2007 versus $1,500 for the year ended December 31, 2006 was the result of the company management focusing its efforts towards keeping the Company current with SEC reporting and tax filing.

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

The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.
                                     8
Assurance Group, Inc.
(A Development Stage Company)

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

INDEMNIFICATION OF MANAGEMENT. Under most conditions, the Company's officers and directors may not be held liable to the Company or its share holder for errors in judgment or other acts of omissions in the conduct of the Company's business not amounting to fraud, gross negligence or malfeasance because provision have been made in the Company's Articles of Incorporation holding them harmless and providing to them indemnifications against liabilities or losses that arise from such acts or omissions. To the extent that such indemnifications provisions are invoked, the assets of the Company could be reduced.
                                     9
ASSURANCE GROUP, INC.
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:


INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           December 31, 2007 and 2006..................................F-3

          Statements of Operations
           Twelve Months Ended December 31, 2007 and 2006..............F-4

          Statement of Changes in Shareholders' Equity
           From December 31, 2004, through December 31, 2007...........F-5

          Statements of Cash Flows
           Twelve Months Ended December 31, 2007 and 2006..............F-6

          Notes to Financial Statements................................F-7






























                                     F-1
                  Wieseneck, Andres & Company, P.A.
                    Certified Public Accountants
                    772 U.S. Highway 1, Suite 100
                   North Palm Beach, Florida 33408
                            (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Assurance Group, Inc.
Jupiter, Florida

We have audited the accompanying consolidated balance sheets of Assurance Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2007 and 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2007 and 2006 financial statements referred to above present fairly, in all material respects, the financial position of Assurance Group, Inc. as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
April 14, 2008

                                     F-2
Assurance Group, Inc.
(A Development Stage Company)
BALANCE SHEET
December 31, 2007
                                         December 31, 2007    December 31, 2006
                                         ------------------  ------------------
Assets
Current Assets
         Cash                            $             -     $             -
                                         ------------------  ------------------
            Total Current Assets                       -                   -
                                         ------------------  ------------------

Liabilities & Stockholders' Equity
Current Liabilities
         Accounts Payable                           67,880              39,961
         Note Payable: Shareholders                 12,830              24,294
                                         ------------------  ------------------

             Total Current Liabilities              80,710              64,255
                                         ------------------  ------------------

Stockholders' Equity
      Common Stock, $.001 par value                151,901             134,547
       300,000,000 shares authorized
       151,901,448 and 134,546,989
       shares outstanding.
      Paid in Capital                           23,444,894             722,451
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of                 0               9,000
          voting convertible shares authorized
          0 and 9,000,000 shares outstanding.
         Paid in Capital - Series A                      0          21,977,000
         Series B - 15,000,000 shares of                 0                 951
          voting convertible shares authorized
          0 and 951,714 shares outstanding.
         Paid in Capital - Series B                      0             677,819
      Accumulated deficit                      (23,677,505)        (23,586,023)
                                         ------------------  ------------------

                  Total Equity                     (80,710)            (64,255)
                                         ------------------  ------------------

      Total Liabilities &
      Stockholders' Equity               $             -     $             -
                                         ==================  ==================






Read Accompanying Notes and Accountants' Report.



                                     F-3
Assurance Group, Inc.
(A Development Stage Company)
Statement of Operations
December 31, 2007 and 2006
                                         December 31, 2007   December 31, 2006
                                         ------------------  ------------------
   Income                                 $            -      $             -
                                         ------------------  ------------------
         Total Income                               -                    -

   Cost of Goods                                       -                    -
                                         ------------------  ------------------
         Total COGS                                 -                    -
                                         ------------------  ------------------
   Gross profit                                        -                    -
                                         ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Professional Fees                             14,754               1,500
      Consulting Fees                               62,000                  -
      Other General and Administrative              13,127                 335
                                         ------------------  ------------------
         Total Expenses                          89,881               1,835
                                         ------------------  ------------------

   Net Ordinary Income                             (89,881)             (1,835)
                                         ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                               -                    -
                                         ------------------  ------------------
         Total Other Income                               -                    -
                                         ------------------  ------------------
         Other Expense
         Interest Expense                           (1,601)                 -
                                         ------------------  ------------------
      Total Other Expense                              -                    -
                                         ------------------  ------------------
   Net Other Income                                    -                    -
                                         ------------------  ------------------
Net Income                                         (91,842)             (1,835)
                                         ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.001)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          146,021,000         144,496,000
                                         ==================  ==================


The accompanying notes are an integral part of the financial statements.


                                     F-4

Assurance Group, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From December 31, 2004 through December 31, 2007


                   Common Stock              Convertible
                   -----------               Preferred
                Number    Par    Additional  Stock, A&B      Total       Stock-
                  Of      Value    Paid In    Par Value     Accumlt'd    olders'
               Shares    $0.001   Capital     $0.001        Deficit      Equity
            -----------  ------- ---------- -----------   -----------   --------
Balance
Dec 31 2004  92,465,241  $92,465  $ 172,276 $22,964,345 $(23,523,029) $(293,942)

Issuance of
Shares of Common
Stock        41,800,000   41,800    250,822        -             -      292,622

Net Loss          -          -        -            -         (61,159)   (61,159)
            -----------  ------- ---------- -----------   ----------- ----------
Balance
Dec 31 2005 134,265,241  134,265    423,098  22,964,345  (23,584,188)   (62,480)
            -----------  ------- ---------- -----------   ----------- ----------
Common Shares
Issued            6,000        6         54        -             -           60

Preferred Shares
Converted To
Common          275,748      276    299,348    (299,574)         -            -

Net Loss            -          -       -           -          (1,835)    (1,835)
            -----------  ------- ---------- -----------   ----------- ----------
Balance
Dec 31 2006 134,546,989  134,547    722,451  22,664,771  (23,586,023)   (64,255)
            -----------  ------- ---------- -----------   ----------- ----------
Common Shares
Issued        7,402,745    7,403     67,625        -              -      75,027

Preferred
Shares
Converted
To Common     9,951,714    9,952 22,654,819 (22,664,771)          -           -

Net Loss            -          -       -           -         (91,482)   (91,482)
            -----------  ------- ---------- -----------   ----------- ----------
Balance
Dec. 31
2007        151,901,448 $151,901 $23,444,894 $     -    $(23,677,505) $ (80,710)
            ===========  ======= ========== =========== ============  ==========



The accompanying notes are an integral part of the financial statements.

                                     F-5

Assurance Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
For The Year Ended December 31, 2007 and 2006

                                           December 31, 2007   December 31, 2006
                                          ------------------  ------------------
   Operating Activities
      Net Income                          $        (91,482)    $        (1,835)
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:
         Increase in Accounts Payable               27,919                 -
         Note Payable: Shareholder                 (11,464)              1,835
                                          ------------------  ------------------
   Net Cash Provided by Operating Activities       (75,027)                -
                                          ------------------  ------------------

   Financing Activities
      Issuance of Common Stock                       7,403
      Paid In Capital                               67,624                  -
                                          ------------------  ------------------
   Net Cash Provided by Financing Activities        75,027
                                          ------------------  ------------------

  Net Cash Increase for Period                          -                   -
                                          ------------------  ------------------
  Cash at Beginning of Period                           -                   -

  Cash at End of Period                   $             -      $            -
                                          ==================  ==================










Read Accompanying Notes and Accountants' Report.















                                     F-6
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Assurance Group, Inc., (the Company) (formerly known as August Project II Corporation, Traffic Engine.com, Inc., Traffic Engine Holdings, Inc., Syndeos Group, Inc. and Air Media Now!, Inc.) is a publicly traded company incorporated under the laws of the State of Florida on July 10, 1997. The company is not a reporting company but is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the following trading symbol, AMNW. On January 2, 2001, the Company merged with Traffic Engine, Inc., a Florida Corporation, and accounted for the merger as a pooling of interest. On November 8, 2001, the Company merged with Syndeos Corporation, formerly known as Premier Plus which was incorporated under the laws of the State of Florida in 1999. The merger was accounted for in accordance with the purchase method. All Companies are in the Development Stage.

The Company provided a complete line of wireless devices, content and web services that used patented automatic switching technology (ASNAPT) to seamlessly handoff between existing cellular networks and emerging Wireless Local Area Networks (WI-FIT) around the world. Its real-time Wireless Collaborative Area Network (WCANT) Computing Solutions synchronized existing legacy and emerging internet based applications to the wireless device in order to provide security, improve delivery and reduce costs.

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


                                     F-7
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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




                                     F-8


Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at December 31, 2007:

     Deferred tax assets:
        NOL carryforwards                 $   23,500,000
                                          ---------------
        Deferred tax asset (34%)               7,990,000
        Less valuation allowance              (7,990,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at December 31, 2007.

At December 31, 2007, the Company has approximately $23,500,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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


                                     F-9
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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





                                     F-10
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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














                                     F-11
Assurance Group, Inc.
(A Development Stage Company)



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

Mr. Richmond has been a member of the Boards of Directors of the Richmond
                                     21
Assurance Group, Inc.
(A Development Stage Company)

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

A Code of Ethics that applies to our chief executive and senior financial officers as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors. Both Codes will be considered for adoption by the Board of Directors at its next meeting.

ITEM 10.  EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2007, there were a total of 151,901,448 common and preferred shares of the Company's stock outstanding. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and
(c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
--------------------------------------------- ------------      -----------
Barney A. Richmond, Director, President & CEO   4,750,000            3.1%
Jupiter, FL

Richard C. Turner, Director, Treasurer & CFO    4,500,000            3.0%
Palm Beach Gardens, FL

Sherry L. Cherrix                              33,200,000           21.9%
Jupiter, FL

American Capital Holdings, Inc.                79,892,019           52.6%
Jupiter, FL

United States Financial Group, Inc.            13,600,000            6.0%
Jupiter, FL
                                     22
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

                                              ------------      -----------
All Directors & Executive Officers
     as a group (2 persons)                     9,250,000            6.1%
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

On September 30, 2007 1,187,100 shares of Common Stock were issued for services rendered to United States Financial Group, Inc.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 3.1 Articles of Incorporation of the Company filed August 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)

     Exhibit 3.2 Articled of Amendment filed with the Florida Secretary of State on January 10, 2008. The amendment changed the Name of the Company from Air Media Now!, Inc. to Assurance Group, Inc.

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification


                                     23
Assurance Group, Inc.
(A Development Stage Company)

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.
The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $14,754 for the year ended Dec. 31, 2007, and $1,500 for the year ended Dec. 31, 2006.

Other Fees.
Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2007, and $0 for the year ending December 31, 2006.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assurance Group, Inc.
(Registrant)
By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: April 14, 2008

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: April 14, 2008











                                     24
Exhibit 31.1
I, Barney A. Richmond, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB of Assurance Group, Inc.;

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

Date: April 14, 2008
        /s/ Barney A. Richmond
      --------------------------
      Barney A. Richmond, Chief Executive Officer

                                     25
Exhibit 31.2

I, Richard C. Turner, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB of Assurance Group, Inc.;

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

Date: April 14, 2008
        /s/ Richard C. Turner
      -------------------------
      Richard C. Turner, Chief Financial Officer
                                     26
Assurance Group, Inc.
(A Development Stage Company)

Exhibit 32

In connection with the Annual Report of Assurance Group, Inc.(the "Company") on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     April 14, 2008

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     April 14, 2008

[A signed original of this written statement required by Section 906 has been provided to Assurance Group, Inc. and will be retained by Assurance Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to Assurance Group, Inc., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.












                                     27