Form 10QSB
period 2008-03-31
ASSURANCE GROUP INC.
filed 2008-05-09
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2008


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from              to ___________


                      Commission file number 000-52872

                Assurance Group, Inc. f/k/a  Air Media Now!, Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of March 31, 2008 issuer had 152,268,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.] The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the trading symbol, AMNW and CUSIP 04621L 10 4.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]
Assurance Group, Inc.             Form 10-QSB                  March 31, 2008
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

          Balance Sheets:
           March 31, 2008 and December 31, 2007...................... 3

          Statements of Operations:
           Three Months Ended March 31, 2008 and 2007 ............... 4

          Statement of Changes in Shareholders' Equity from
           December 31, 2005 through March 31, 2008 ................. 5

          Statement of Cash Flows
           Three Months Ended March 31, 2008 and 2007................ 6

          Notes to Financial Statements.............................. 7

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....12

ITEM 3 Controls and Procedures.......................................13


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................14

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................14

ITEM 3 Defaults Upon Senior Securities...............................14

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........14

ITEM 5 Subsequent Events.............................................14

ITEM 6 Exhibits......................................................15

SIGNATURES AND CERTIFICATIONS........................................15

  Exhibit 31.1     Certification required under Section 302 of the
                   Sarbanes-Oxley Act of 2002 by the CEO ............16

  Exhibit 31.2     Certification required under Section 302 of the
                   Sarbanes-Oxley Act of 2002 by the CFO ............17

  Exhibit 32       Section 1350 Certification .......................18




                                      2
Assurance Group, Inc.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)
                                          March 31, 2008      Dec 31, 2007
                                         ------------------  ------------------
Assets
Current Assets
         Cash                            $             -     $             -
                                         ------------------  ------------------
            Total Current Assets                       -                   -
                                         ------------------  ------------------

Liabilities & Stockholders' Equity
Current Liabilities
         Accounts Payable                           71,382              67,880
         Note Payable: Shareholders                  1,893              12,830
                                         ------------------  ------------------

             Total Current Liabilities              73,275              80,710
                                         ------------------  ------------------

Stockholders' Equity
      Common Stock, $.001 par value                152,268             151,901
       300,000,000 shares authorized
       152,268,115 and 151,938,118
       shares outstanding.
      Paid in Capital                           23,455,527          23,444,894
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of                 0                   0
          voting convertible shares authorized
          0 shares outstanding.
         Paid in Capital - Series A                      0                   0
         Series B - 15,000,000 shares of                 0                   0
          voting convertible shares authorized
          0 shares outstanding.
         Paid in Capital - Series B                      0                   0
      Accumulated deficit                      (23,681,070)        (23,677,505)
                                         ------------------  ------------------

                  Total Equity                     (73,275)            (80,710)
                                         ------------------  ------------------

      Total Liabilities &
      Stockholders' Equity               $             -     $             -
                                         ==================  ==================







Read Accompanying Notes to Financial Statements.


                                       3
Assurance Group, Inc.
(A Development Stage Company)
Statement of Operations
March 31, 2008
(Unaudited)
                                            March 31, 2008      March 31, 2007
                                          ------------------  ------------------
   Income                                 $            -      $            -
                                          ------------------  ------------------
            Total Income                               -                   -

   Cost of Goods                                       -                   -
                                          ------------------  ------------------
            Total COGS                                 -                   -
                                          ------------------  ------------------
   Gross profit                                        -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Professional Fees                              2,300                 -
      Consulting Fees                                  -                   -
      Other General and Administrative                 902                 -
                                          ------------------  ------------------
            Total Expenses                           3,202                 -
                                          ------------------  ------------------

   Net Ordinary Income                              (3,202)                -
                                          ------------------  ------------------
   Other Income/Expense
      Other Expense
         Interest Expense                              363                 -
                                          ------------------  ------------------
      Total Other Expense                              363                 -
                                          ------------------  ------------------
   Net Other Income                                   (363)                -
                                          ------------------  ------------------
Net Income                                $         (3,565)   $            -
                                          ==================  ==================



Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          152,001,998         144,496,000
                                         ==================  ==================


Read Accompanying Notes to Financial Statements.







                                      4
Assurance Group, Inc.
(A Development Stage Company)
Statements of Shareholders' Deficit from
December 31, 2005 through March 31, 2008
(Unaudited)
                   Common Stock               Convertible
                   -----------                Preferred
                Number    Par     Additional  Stock, A&B      Total       Stock-
                  Of      Value     Paid In   Par Value     Accumlt'd    olders'
               Shares    $0.001    Capital      $0.001       Deficit      Equity
            -----------  ------- ----------- ------------ ------------  --------
Balance
Dec 31 2005 134,265,241 $134,265   $ 423,098 $22,964,345 $(23,584,188) $(62,480)

Common Shares
Issued            6,000        6          54        -             -          60

Preferred Shares
Converted To
Common          275,748      276     299,348    (299,574)         -           -

Net Loss            -          -        -           -          (1,835)   (1,835)
            -----------  ------- ----------- -----------  ------------ ---------
Balance
Dec 31 2006 134,546,989  134,547     722,451  22,664,771  (23,586,023)  (64,255)
            -----------  ------- ----------- -----------  ------------ ---------
Common Shares
Issued        7,402,745    7,403      67,625        -              -     75,027

Preferred
Shares
Converted
To Common     9,951,714    9,952  22,654,819 (22,664,771)          -          -

Net Loss            -          -        -           -         (91,482)  (91,482)
            -----------  ------- ----------- -----------  ------------ ---------
Balance
Dec. 31
2007        151,901,448  151,901  23,444,894        -     (23,677,505)  (80,710)

Common Shares
Issued          366,667      367      10,633        -              -     11,000

Net Loss          -          -          -           -          (3,565)   (3,565)
            -----------  ------- ----------- -----------  ------------ ---------
Balance
Mar 31 2008 152,268,115 $152,268 $23,455,527        -     (23,681,070)  (73,275)
            ===========  ======= =========== ===========  ============ =========





Read Accompanying Notes to Financial Statements.


                                     5
Assurance Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Three Months Ending March 31, 2008 and 2007
(unaudited)

                                            March 31, 2008      March 31, 2007
                                          ------------------  ------------------
   Operating Activites
      Net Income                          $         (3,565)    $           -
      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:            3,565
         Note Payable: Shareholder                 (11,000)                 -
                                          ------------------  ------------------

   Net Cash Provided by Operating Activities       (11,000)                -
                                          ------------------  ------------------

   Financing Activities
      Common Stock                                     367                 -
      Paid In Capital                               10,633                 -
                                          ------------------  ------------------

   Net Cash Provided by Financing Activities        11,000                 -
                                          ------------------  ------------------

  Net Cash Increase for Period                         -                   -
                                          ------------------  ------------------
Cash at Beginning of Period                            -                   -

Cash at End of Period                                  -                   -
                                          ==================  ==================













Read Accompanying Notes to Financial Statements.










                                       6
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Assurance Group, Inc., (the Company) (formerly known as August Project II Corporation, Traffic Engine.com, Inc., Traffic Engine Holdings, Inc., Syndeos Group, Inc. and Air Media Now!, Inc.) is a publicly traded company incorporated under the laws of the State of Florida on July 10, 1997. On January 10, 2008 the company changed its from Air Media Now!, Inc. to Assurance Group, Inc. The company currently listed for trading on the National Quotation Bureau Electronic Pink Sheets with the following trading symbol, AMNW. On January 2, 2001, the Company merged with Traffic Engine, Inc., a Florida Corporation, and accounted for the merger as a pooling of interest. On November 8, 2001, the Company merged with Syndeos Corporation, formerly known as Premier Plus which was incorporated under the laws of the State of Florida in 1999. The merger was accounted for in accordance with the purchase method. All Companies are in the Development Stage.

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


                                     7
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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




                                     8


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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of March 31, 2008. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at March 31, 2008:

Deferred tax assets:
        NOL carryforwards                 $   23,500,000
                                          ---------------
        Deferred tax asset (34%)               7,990,000
        Less valuation allowance              (7,990,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============
Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at March 31, 2008.

At March 31, 2008, the Company has approximately $23,500,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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



                                     9
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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





                                   10
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending March 31, 2008, the Company has accumulated a deficit of $23,500,000.

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













                                   11

Assurance Group, Inc.
(A Development Stage Company)

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





                                    12



Assurance Group, Inc.
(A Development Stage Company)

COMPARISON OF RESULTS OF OPERATIONS:

Three Months Ended March 31, 2008 vs. March 31, 2007.

Revenue for the three months ended March 31, 2008 was $0 compared to $0 of revenue recorded for March 31, 2007.

Total operating expenses for the Three Month ended March 31, 2008 was $3,202 compared to $0 for March 31, 2007.

Administrative expense $902 in three months ended March 31, 2008 versus $0 for March 31, 2007 were the result of the company management focusing its efforts towards limiting the Company's expenditures as well as keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the three months ended March 31, 2008 resulted in a net loss of $3,565 versus a net loss of $0 recorded for March 31, 2007.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes

                                  13
Assurance Group, Inc.
(A Development Stage Company)

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS: (CONTINUED)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ending March 31, 2008 366,667 shares of common stock were issued for repayment $11,000 in notes advanced to the company to three unrelated parties.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        None

ITEM 5. SUBSEQUENT EVENTS.
        None









                                  14

Assurance Group, Inc.
(A Development Stage Company)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 31.1     Certification required under Section 302 of the
                      Sarbanes-Oxley Act of 2002 by the CEO ............16

     Exhibit 31.2     Certification required under Section 302 of the
                      Sarbanes-Oxley Act of 2002 by the CFO ............17

     Exhibit 32       Section 1350 Certification .......................18


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

May 9, 2008                            By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

May 9, 2008                            By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer


























                                   15
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASSURANCE GROUP, INC.

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

Date: May 9, 2008
/s/ Barney A. Richmond
Barney A. Richmond
Chief Executive Officer           16
EXHIBIT 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ASSURANCE GROUP, INC.

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

Date: May 9, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      17


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Assurance Group, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended March 31, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Barney A. Richmond

Barney A. Richmond
President
Date: May 9, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: May 9, 2008


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