Form 10QSB
period 2008-06-30
ASSURANCE GROUP INC.
filed 2008-08-14
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2008

                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of June 30, 2008 the issuer had 152,268,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.] The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets under trading symbol AMNW and with CUSIP 04621L 10 4.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]
Assurance Group, Inc.           Form 10-QSB                     June 30, 2008
(A Development Stage Company)

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Balance Sheets:
           June 30, 2008 and December 31, 2007....................... 3

          Statements of Operations:
           Six Months Ended June 30, 2008 and 2007 .................. 4

          Statements of Operations:
           Three Months Ended June 30, 2008 and 2007 ................ 5

          Statement of Changes in Shareholders' Equity from
           Inception, December 31, 2004 through June 30, 2008 ....... 6

          Statement of Cash Flows
           Six Months Ended June 30, 2008 and 2007 .................. 7

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

ITEM 3 Defaults Upon Senior Securities...............................15

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........15

ITEM 5 Subsequent Events.............................................15

ITEM 6 Exhibits......................................................15

SIGNATURES AND CERTIFICATIONS........................................16










                                      2
Assurance Group, Inc.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)
                                          June 30, 2008      Dec 31, 2007
                                         ------------------  ------------------
Assets
Current Assets
         Cash                            $             -     $             -
                                         ------------------  ------------------
            Total Current Assets                       -                   -
                                         ------------------  ------------------

Liabilities & Stockholders' Equity
Current Liabilities
         Accounts Payable                           74,274              67,880
         Note Payable: Shareholders                  1,901              12,830
                                         ------------------  ------------------

             Total Current Liabilities              76,175              80,710
                                         ------------------  ------------------

Stockholders' Equity
      Common Stock, $.001 par value                152,268             151,901
       300,000,000 shares authorized
       152,268,115 and 151,901,448
       shares outstanding.
      Paid in Capital                           23,455,527          23,444,894
      Convertible Preferred Stock, $.001 par
         Series A - 25,000,000 shares of                 0                   0
          voting convertible shares authorized
          0 shares outstanding.
         Paid in Capital - Series A                      0                   0
         Series B - 15,000,000 shares of                 0                   0
          voting convertible shares authorized
          0 shares outstanding.
         Paid in Capital - Series B                      0                   0
      Accumulated deficit                      (23,683,970)        (23,677,505)
                                         ------------------  ------------------

                  Total Equity                     (76,175)            (80,710)
                                         ------------------  ------------------

      Total Liabilities &
      Stockholders' Equity               $             -     $             -
                                         ==================  ==================







Read Accompanying Notes to Financial Statements.


                                      3
Assurance Group, Inc.
(A Development Stage Company)
Statement of Operations
For The Six Months Endings June 30, 2008 and 2007


                                             June 30, 2008       June 30, 2007
                                          ------------------  ------------------
   Income                                 $             -     $             -
                                          ------------------  ------------------
        Total Income                                    -                   -

   Cost of Goods                                        -                   -
                                          ------------------  ------------------
        Total COGS                                      -                   -
                                          ------------------  ------------------
   Gross profit                                         -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
Other General and Administrative                     5,259                 156
                                          ------------------  ------------------
        Total Expenses                               5,259                 156
                                          ------------------  ------------------

   Net Ordinary Income                              (5,259)               (156)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                                -                   -
                                          ------------------  ------------------
        Total Other Income                              -                   -
                                          ------------------  ------------------
        Other Expense
         Interest Expense                            1,206                  -
                                          ------------------  ------------------
      Total Other Expense                               -                   -
                                          ------------------  ------------------
   Net Other Income                                 (1,206)                 -
                                          ------------------  ------------------
Net Income (Loss)                         $         (6,465)   $           (156)
                                          ==================  ==================

Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                          ==================  ==================

Wt. Avg. of Voting Shares Outstanding          152,135,148         144,499,000
                                          ==================  ==================





Read Accompanying Notes and Accountants' Report.


                                      4
Assurance Group, Inc.
(A Development Stage Company)
Statement of Operations
For The Three Months Endings June 30, 2008 and 2007


                                             June 30, 2008       June 30, 2007
                                          ------------------  ------------------
   Income                                 $             -     $             -
                                          ------------------  ------------------
        Total Income                                    -                   -

   Cost of Goods                                        -                   -
                                          ------------------  ------------------
        Total COGS                                      -                   -
                                          ------------------  ------------------
   Gross profit                                         -                   -
                                          ------------------  ------------------
Ordinary Income/Expense
   Expenses
      Salaries                                          -                   -
      Professional Fees                                 -                   -
      Consulting Fees                                   -                   -
      Other General and Administrative               2,057                 156
                                          ------------------  ------------------
        Total Expenses                               2,057                 156
                                          ------------------  ------------------

   Net Ordinary Income                              (2,057)               (156)
                                          ------------------  ------------------
   Other Income/Expense
      Other Income
         Interest Income                                -                   -
                                          ------------------  ------------------
        Total Other Income                              -                   -
                                          ------------------  ------------------
        Other Expense
         Interest Expense                              843                  -
                                          ------------------  ------------------
      Total Other Expense                             (843)                 -
                                          ------------------  ------------------
   Net Other Income                                     -                   -
                                          ------------------  ------------------
Net Income (Loss)                         $         (2,900)   $           (156)
                                          ==================  ==================


Basic and Diluted Loss Per Voting Share   $         (0.000)   $         (0.000)
                                         ==================  ==================

Wt. Avg. of Voting Shares Outstanding          152,268,115         144,499,000
                                         ==================  ==================

Read Accompanying Notes and Accountants' Report.


                                      5
Assurance Group, Inc.
(A Development Stage Company)
Statements of Shareholders' Deficit from
December 31, 2005 through June 30, 2008
(Unaudited)
                   Common Stock               Convertible
                   -----------                Preferred
                Number    Par     Additional  Stock, A&B      Total       Stock-
                  Of      Value     Paid In   Par Value     Accumlt'd    olders'
               Shares    $0.001    Capital      $0.001       Deficit      Equity
            -----------  ------- ----------- ------------ ------------  --------
Balance
Dec 31 2005 134,265,241 $134,265   $ 423,098 $22,964,345 $(23,584,188) $(62,480)

Common Shares
Issued            6,000        6          54        -             -          60

Preferred Shares
Converted To
Common          275,748      276     299,348    (299,574)         -           -

Net Loss            -          -        -           -          (1,835)   (1,835)
            -----------  ------- ----------- -----------  ------------ ---------
Balance
Dec 31 2006 134,546,989  134,547     722,451  22,664,771  (23,586,023)  (64,255)
            -----------  ------- ----------- -----------  ------------ ---------
Common Shares
Issued        7,402,745    7,403      67,625        -              -     75,027

Preferred
Shares
Converted
To Common     9,951,714    9,952  22,654,819 (22,664,771)          -          -

Net Loss            -          -        -           -         (91,482)  (91,482)
            -----------  ------- ----------- -----------  ------------ ---------
Balance
Dec. 31
2007        151,901,448  151,901  23,444,894        -     (23,677,505)  (80,710)

Common Shares
Issued          366,667      367      10,633        -              -     11,000

Net Loss          -          -          -           -          (6,465)   (6,465)
            -----------  ------- ----------- -----------  ------------ ---------
Balance
June 30,
2008        152,268,115 $152,268 $23,455,527  $     -    $(23,683,970) $(76,175)
            ===========  ======= =========== ===========  ============ =========




Read Accompanying Notes to Financial Statements.


                                      6
Assurance Group, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Six Months Ending June 30, 2008 and 2007

                                             June 30, 2008       June 30, 2007
                                          ------------------  ------------------
     Operating Activites
      Net Income                          $         (6,465)    $           (156)
   Adjustments to Reconcile Net Income
      to Net Cash Provided by Operations:            6,465                  156
         Note Payable: Shareholder                 (11,000)                 -
                                          ------------------  ------------------

   Net Cash Provided by Operating Activities       (11,000)                 -
                                          ------------------  ------------------

   Financing Activities
      Common Stock                                     367                  -
      Paid In Capital                               10,633                  -
                                          ------------------  ------------------

   Net Cash Provided by Financing Activities        11,000                  -
                                          ------------------  ------------------

  Net Cash Increase for Period                          -                   -
                                          ------------------  ------------------
Cash at Beginning of Period                             -                   -

Cash at End of Period                     $             -     $             -
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

Note C - PROPERTY AND EQUIPMENT

The Company has no property and equipment as of June 30, 2008. Property and equipment has been eliminated per management's decisions to pursue other business avenues. (See Subsequent Events).

NOTE D - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's deferred income tax assets at June 30, 2008:
     Deferred tax assets:
        NOL carryforwards                 $   23,600,000
                                          ---------------
        Deferred tax asset (34%)               8,024,000
        Less valuation allowance              (8,024,000)
                                          ---------------
        Deferred tax assets, net          $            0
                                          ===============

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its deferred tax assets at June 30, 2008.

At June 30, 2008, the Company has approximately $23,600,000 in net operating loss carryforwards that, if not utilized, portions of which will begin to expire in 2018. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depend predominantly upon having taxable income.

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





                                      11
Assurance Group, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE F - DEVELOPMENT STAGE COMPANY AND FINANCIAL CONDITION

DEVELOPMENT STAGE COMPANY
The company is in the development stage and, to date, has incurred expenses, has not generated significant revenues and has sustained losses. Consequently, its operations are subject to all of the risks and uncertainties inherent in the establishment of a new enterprise. For the period ending June 30, 2008, the Company has accumulated a deficit of $23,600,000.

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


COMPARISON OF RESULTS OF OPERATIONS:
Six Months Ended June 30, 2007 vs. June 30, 2006.

Revenue for the six months ended June 30, 2008 was $0 compared to $0 of revenue recorded for June 30, 2007.

                                      13
Assurance Group, INC.
(A Development Stage Company)

Total operating expenses for the six month ended June 30, 2008 was $5,259 compared to $156 for June 30, 2007.

Administrative expense of $5,259 for the six months ended June 30, 2008 versus $156 for June 30, 2007 were the result of the company management keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the six months ended June 30, 2008 resulted in a net loss of $(6,465) versus a net loss of $(156) recorded for June 30, 2007.

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




                                      14

Assurance Group, INC.
(A Development Stage Company)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ending June 30, 2008 366,667 shares of common stock were issued for repayment $11,000 in notes advanced to the company to three unrelated parties.

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

ITEM 5. SUBSEQUENT EVENTS.
        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification



                                      15
Assurance Group, INC.
(A Development Stage Company)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

August 14, 2008                         By: /s/ Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

August 14, 2008                         By: /s/ Richard C. Turner
                                            Richard C. Turner,
                                            Chief Financial Officer








































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

Date: August 14, 2008
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

Date: August 14, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      18

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Assurance Group, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Barney A. Richmond

Barney A. Richmond
President
Date: August 14, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: August 14, 2008


[A signed original of this written statement required by Section 906 has been provided to Assurance Group, Inc. and will be retained by Assurance Group, Inc and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.











                                      19