Form 10KSB/A
period 2007-12-31
ASSURANCE GROUP INC.
filed 2008-09-08
CIK 1175501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                               Amendment No. 1

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

Transitional Small Business Disclosure Format (Check one): Yes    ; No X







































Assurance Group, Inc.            Form 10-KSB/A                December 31, 2007
(A Development Stage Company)

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

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS............... F-1 10

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

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS...............22

ITEM 10   EXECUTIVE COMPENSATION..........................................23

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..23

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................23

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................24

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES..........................24

SIGNATURES AND CERTIFICATIONS.............................................25















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

North Palm Beach, Florida
March 31, 2008

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


ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In connection with the preparation of this Annual Report on Form 10-KSB, an evaluation was carried out by the Company's management, with the participation of our Chief Executive Officer and Principal Financial Officer, on the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of our financial statements included in this annual Report on Form 10-KSB, no material weakness in internal control over financial reporting was identified. The reason for this amended filing was management's failure to file our management's report on Internal Control over Financial Reporting on the Form 10-KSB filed on April 14, 2008. Management believes that this deficiency has been rectified with this amended filing.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                     21
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of December 31, 2007, no material weakness existed in our financial statements. In addition, our Chief Executive Officer and our Chief Accounting Officer have reached a conclusion that our Internal Controls over Financial Reporting are effective.

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the year ending December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                     22
Assurance Group, Inc.
(A Development Stage Company)

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

                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
--------------------------------------------- ------------      -----------
Barney A. Richmond, Director, President & CEO   4,750,000            3.1%
Jupiter, FL

Richard C. Turner, Director, Treasurer & CFO    4,500,000            3.0%
Palm Beach Gardens, FL

Sherry L. Cherrix                              33,200,000           21.9%
Jupiter, FL

American Capital Holdings, Inc.                79,892,019           52.6%
Jupiter, FL

United States Financial Group, Inc.            13,600,000            6.0%
Jupiter, FL
                                              ------------      -----------
All Directors & Executive Officers
     as a group (2 persons)                     9,250,000            6.1%
                                              ============      ===========

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2005, the Company issued 33,200,000 shares of common stock in cancellation of $232,422 of debt to Sherry L. Cherrix, a beneficial owner of more than 5% of the Company's outstanding stock.

In June 2005, the Company issued 8,600,000 shares of common stock for services
                                     23
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - (CONTINUED)

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
    -----------      ----------------------------------------------------------
     Exhibit 3.1 Articles of Incorporation of the Company filed August 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)

     Exhibit 3.2 Articled of Amendment filed with the Florida Secretary of State on January 10, 2008. The amendment changed the name of the Company from Air Media Now!, Inc. to Assurance Group, Inc. (incorporated by reference to the Company's Form 10-KSB filed on April 14, 2008)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

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

Other Fees.
Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2007, and $0 for the year ending December 31, 2006.
                                     24
Assurance Group, Inc.
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assurance Group, Inc.
(Registrant)
By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: September 6, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: September 6, 2008

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: September 6, 2008



























                                     25
Exhibit 31.1
I, Barney A. Richmond, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB/A of Assurance Group, Inc.

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

Date: September 6, 2008
        /s/ Barney A. Richmond
      --------------------------
      Barney A. Richmond, Chief Executive Officer

                                     26
Exhibit 31.2

I, Richard C. Turner, certify that:
(1) I have reviewed this Annual Report on Form 10-KSB/A of Assurance Group, Inc.

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

Date: September 6, 2008
        /s/ Richard C. Turner
      -------------------------
      Richard C. Turner, Chief Financial Officer
                                     27
Assurance Group, Inc.
(A Development Stage Company)

Exhibit 32

In connection with the Annual Report of Assurance Group, Inc.(the "Company") on Form 10-KSB/A for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     September 6, 2008

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     September 6, 2008

[A signed original of this written statement required by Section 906 has been provided to Assurance Group, Inc. and will be retained by Assurance Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB/A will be provided to shareholders of the Registrant upon written request addressed to Assurance Group, Inc., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB/A nor has it passed upon its accuracy or adequacy.












                                     28