Form 10-Q
period 2008-09-30
ASSURANCE GROUP INC.
filed 2011-04-11
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-52872)
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-1096613 (IRS Employer Identification No.)

1150 S US Highway 1, Suite 301
Jupiter, Florida	33477-7236
(Address of principal executive offices)	(Zip code)
(561) 249-1354
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 30, 2011 the issuer had 161,668,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.  The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets under trading symbol AMNW and CUSIP 04621L 10 4.

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4
	Condensed Statements of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007 and for the period from July 10, 1997 (inception) through September 30, 2008 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from December 31, 2006 through September 30, 2008 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 and for the period from July 10, 1997 (inception) through September 30, 2008 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

	SIGNATURE	15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$988	$67,880
Loan payable	0	0
Stockholder loans	13,901	12,830

Total current liabilities	14,889	80,710

Total liabilities	14,889	80,710

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 154,268,115 and 151,901,448 shares issued and outstanding, respectively	152,268	151,901
Paid-in-capital	23,455,527	23,444,894
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,622,684)	(23,677,505)

Total stockholders' equity (deficit)	(14,889)	(80,710)

Total liabilities and stockholders' equity (deficit)	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Quarter Ended September 30,			Nine Months Ended September 30,		Period from Inception July 10, 1997 through September 30, 2008
	2008		2007	2008	2007

Net Sales	$0		$0	$0	$0	$42,916
Cost of Sales	0		0	0	0	(34,910)

Gross profit	0		0	0	0	8,006

Operating expenses:
General & administrative (1)	7,563		12,000	12,822	12,157	1,581,296

Total expenses	7,563		12,000	12,822	12,157	1,581,296

Loss from operations	(7,563)		(12,000)	(12,822)	(12,157)	(1,573,290)

Other Expense
Interest income	0		0	0	0	2,175
Interest expense	1,031		(1,406)	(175)	(1,406)	(53,487)
Realized loss on sale of assets	0		0	0	0	(22,065,900)
Gain on forgiveness	67,818		0	67,818	0	67,818

Other Expense	68,849		(1,406)	67,643	(1,406)	(22,049,394)
		-1573290
Net Loss	$61,286		$(13,406)	$54,821	$(13,563)	$(23,622,684)

Basic and Diluted
Earnings per common share	$.000		$.000	$(.000)	$(.000)	$(.351)

Weighted-average shares outstanding:	152,268,115		144,499,000	152,179,794	144,499,000	67,273,659

(1) Includes stock based compensation of  $0 for the nine months ended September 30, 2008 and $12,000 for the nine months ended September 31, 2007.

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	at Par Value $.001
Balance December 31, 2006	134,546,989	$134,547	$722,451	$22,664,771	$(23,586,023)	$(64,255)
Issuance of common stock for services	7,402,745	7,403	67,624	0	0	75,027
Preferred shares converted to common stock	9,951,714	9,952	22,654,819	(22,664,771)	0	0
Net loss 2007	0	0	0	0	(91,482)	(91,482)

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,677,505)	(80,710)
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income September 30, 2008	0	0	0	0	54,821	54,821

Balance September 30, 2008	152,268,115	$152,268	$23,455,527	$0	$(23,622,684)	$(14,889)

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,		Period from Inception July 10, 1997 through September 30, 2008
	2008	2007
Cash flows from operating activities:
Net Income (loss)	$54,821	$(13,563)	$(23,622,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	0	25,027	133,236
Forgiveness of debt	(67,817)	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	1,071	(11,464)	13,901
Increase (decrease) to accounts payable and accrued expenses	925	0	988

Net cash used in operating activities	(11,000)	0	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	11,000	0	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	11,000	0	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

Note A. Description of Business

Assurance Group, Inc. (the "Company" or "AGI") was originally incorporated in the State of Florida on July 10, 1997 as August Project II Corp.   On June 13, 2000, the Company name was changed to Traffic Engine.com Inc.   On January 2, 2001 Traffic Engine.com executed an agreement for the exchange of Common Share with Traffic Engine Inc., which became a wholly owned subsidiary of the parent.  On March 29, 2001 the Company merged with Syndeos Corporation (f.k.a. Premier Plus Inc. a Florida Corporation).  The Company changed its name to reflect majority ownership by the principles to Syndeos Group.  Prior to its merger to become Syndeos Group, the Company was created to be a technology holding company with the purpose of identifying and acquiring emerging technology. The Company changed its name again to Air Media Now!, Inc on April 1, 2002 and owns two wholly owned subsidiaries Nortex Associates Inc and Syndeos Corporation. The Company changed it name to Assurance Group, Inc. on January 10, 2008.

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

On June 20, 2002 Mr. Barney A. Richmond acquired just over 39 millions shares of the Company, becoming its majority shareholder.

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

Note B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The accounting for common stock issued for services based the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company's common stock and no operations, the Company recorded the issuance of common stock for services at par value, which approximated the value of services received.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A Valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. The Company has not issued any instruments resulting in potential common shares outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

            In December 2008, the FASB issued FSP FIN No. 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN No. 48-3 defers the effective date of FIN No. 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS No. 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company's financial condition or results of operations.

            In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 140-4 did not have an impact on the Company's financial position and results of operations.

            In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's financial condition or results of operations.

            In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not impact the Company's financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

           In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The adoption of FSP FAS No. 142-3 did not have a material impact on the Company's financial statements.

            In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

            In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The adoption of SFAS No. 141(R) did not have a material impact on the Company's results of operations and financial condition.

            In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115," which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 159.

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 157.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note C. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at September 30, 2008 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the nine months ended September 30, 2008 and 2007 was $0 and $12,000 respectively.

Note E. Going Concern

As reflected in the accompanying financial statements, the total accumulated deficit as of September 30, 2008 was $14,889. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the nine months ended September 30, 2008 was $0 and for the nine months ended September 30, 2007 was $0.

Total operating expenses for the nine months ended September 30, 2008 was $12,821 compared to $12,157 for the nine months ended September 30, 2007.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the nine months ended September 30, 2008 the Company was forgiven $67,817 of debt.  This gain allowed the Company to post net income of $54,821 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2007 the Company incurred a net loss of $13,563.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period December 31, 2007.  That note is hereby incorporated by reference into this Part 1, Item 2.

Impact of Inflation

Inflation of the costs of food, labor, fuel and energy impacts our operating expenses. However, we are able to effectively manage inflationary cost increases due to rapid inventory turnover.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Accounting Pronouncements That We Have Not Yet Adopted

For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Actual results could differ materially from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") are properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

(b) CEO and CFO Certifications

Attached as Exhibit 31.1 and 31.2 to this quarterly report are certifications by our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.

(c) Our Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of Assurance Group's disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(d) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

(e) Inherent Limitations of Any Control System

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our December 31, 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the nine months ended September 30, 2008.

Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Assurance Group, Inc.
Date: April 8, 2011	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)