Form 10-K
period 2008-12-31
ASSURANCE GROUP INC.
filed 2011-04-11
CIK 1175501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

COMMISSION FILE NUMBER (000-52872)

(Exact name of registrant as specified in its charter)

FLORIDA	65-1096613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 S US Highway 1, Suite 301 Jupiter, FL	33477-7236
(Address of principal executive offices)	(Zip Code)

(561) 249-1354

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE

SECURITIES EXCHANGE ACT OF 1934:   NONE

Title of Each Class	Name of Each Exchange on Which Registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class
Common Stock, par value .001 per share CUSIP NUMBER: 04621L 10 4 TRADING SYMBOL: AMNW

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates:  Currently there is no trading market for the Registrant's Common Stock.

Shares of Common Stock outstanding as of March 30, 2011: 161,668,115 shares.

ASSURANCE GROUP, INC.

(A Development Stage Company)

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled "Risk Factors."

When used in this report, the terms "AGI", "we," "our," "us," and "the Company" refer to Assurance Group, Inc. except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

Assurance Group, Inc. (the "Company" or "AGI") was originally incorporated in the State of Florida on July 10, 1997 as August Project II Corp.   On June 13, 2000, the Company name was changed to Traffic Engine.com Inc.   On January 2, 2001 Traffic Engine.com executed an agreement for the exchange of Common Share with Traffic Engine Inc., which became a wholly owned subsidiary of the parent.  On March 29, 2001 the Company merged with Syndeos Corporation (f.k.a. Premier Plus Inc. a Florida Corporation).  The Company changed its name to reflect majority ownership by the principles to Syndeos Group.  Prior to its merger to become Syndeos Group, the Company was created to be a technology holding company with the purpose of identifying and acquiring emerging technology. The Company changed its name again to Air Media Now!, Inc on April 1, 2002 and owns two wholly owned subsidiaries Nortex Associates Inc and Syndeos Corporation. The Company changed it name to Assurance Group, Inc. on January 10, 2008.

History of the Company:

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

On June 20, 2002 Mr. Barney A. Richmond acquired just over 39 millions shares of the Company, becoming its majority shareholder.

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

ASSURANCE GROUP, INC.

ITEM 1.	BUSINESS - CONTINUED

The Company got behind with its required SEC filings due to the fact the Company's auditors, Wieseneck & Andres, P.A., had advised management their CPA practice was merging with another firm.  Wieseneck & Andres, P.A. was and has been the auditor for all of the above described subsidiary companies as well as eCom eCom.com, Inc. and American Capital Holdings, Inc. ("ACH") for many years. Also, management was advised in late December, 2007 by Mr. Thomas B. Andres, CPA that he and his firm had accounting issues with Public Company Accounting Oversight Board ("PCAOB") regarding an American Capital Holdings, Inc. ("ACH") audit dating back to 2004. Mr. Andres advised us of his situation on or about December 16, 2007. Prior to that date, management did not know about any communications from the PCAOB. Appended herein as Exhibit No. 99.1 is a copy of PCAOB Release No. 104-2005-117, which was issued on October 27, 2005. Management was totally caught off guard as this issue was not disclosed to us for over two (2+) plus years either by Mr. Andres or by the PCAOB.

To further add to management's confusion regarding a 2004 audit, there were no comments by the SEC examiners regarding ACH's Form 10SB12G dated May 24, 2004 submitted to the SEC. This May 24, 2004 filing was ruled effective by law on July 24, 2004. This Form 10SB12G included a nine (9) month ACH audit by Wieseneck & Andres, P.A. for the period ending February 29, 2004. Additionally, pursuant to the request of SEC Examiners, on January 11, 2005, ACH filed an Amended Form 10SB12G with the SEC. This Amended Form 10SB12 included a Wieseneck & Andres, P.A. audit dated November 10, 2004, which was for the period ending May 31, 2004. There were no comments from the SEC examiners regarding this audit as well.

Enclosed herewith as Exhibit No. 99.2, is a copy of a January 2, 2008 U.S. Postal Certified Mail No. 7002241000543376468 five (5) page detailed correspondence, from ACH addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. This letter had eleven (11) accompanying composite exhibits in support of management's response to the above described PCAOB Release.

On February 15, 2008, Claudius Modesti, the PCAOB's Director of Enforcement and Investigations sent a reply letter to Mr. Barney A. Richmond's letters dated December 17, 2007, January 1, 2008 and January 2, 2008. Ms. Modesti's letter, which is enclosed herein as Exhibit No. 99.3 stated exactly the following:

Dear Mr. Richmond:

"Your recent letters to Chairman Mark W. Olsen and Angela Desmond (dated December 17, 2007, January 1, 2008 and January 2, 2008) concerning American Capital Holdings, Inc. ("ACH") and Wieseneck, Andres & Company, P.A. ("Wieseneck") have been forwarded to my attention: I write to respond to one aspect of your letters. I understand that Gordon Seymour, the PCAOB's General Counsel, will separately respond to another aspect of your letters."

"You refer to potential PCAOB disciplinary action against Wieseneck, and, in connection with that point, you say that you would like to meet with PCAOB staff to discuss aspects of ACH's accounting. PCAOB disciplinary investigations are nonpublic by law and the staff does not disclose, confirm, or deny the existence of particular investigations unless and until they result in a public disciplinary order. In investigating potential auditor misconduct, the staff evaluates evidence gathered from various sources including, where appropriate evidence obtained from an auditor's clients. "In the event that your letters are relevant to issues that we are addressing in any investigation, we will take them into account, and we will follow up to the extent we believe appropriate. While we appreciate your offer to meet and to provide additional documents, we do not at this time see a need for either of those things. If this changes we will contact you."

                Sincerely,

                Claudius Modesti / Director

ASSURANCE GROUP, INC.

ITEM 1.	BUSINESS - CONTINUED

On February 15, 2008, Mr. Jay Gordon Seymour, General Counsel for the PCAOB, sent a reply letter to Mr. Barney A. Richmond's December 17, 2007, January 1, 2008 and January 2, 2008 letters. Mr. Seymour's correspondence, which is affixed herein as Exhibit No. 99.4. advised the following:

Dear Mr. Richmond:

"Your recent letters to Chairman Mark W. Olsen and Angela Desmond (dated December 17, 2007, January 1, 2008 and January 2, 2008) concerning American Capital Holdings, Inc. ("ACH") and Wieseneck, Andres & Company, P.A. ("Wieseneck") have been forwarded to my attention: I write to respond to one aspect of your letters. I understand Claudius Modesti, the PCAOB's Director of Enforcement and Investigations, will separately respond to another aspect of your letters."

"You refer to PCAOB Release No. 104-2005-117 ("the Release"), which is the publicly available portion of a PCAOB inspection report on Wieseneck. You suggest that the Release is critical of ACH's accounting in two respects, and you request consideration of your position before the PCAOB takes a position in the matter. Please note that (1) the Release indicates that PCAOB inspectors review audits of two of Wieseneck's ten issuer audit clients, neither which the Release identifies; (2) the Release is not critical of any audit clients' accounting, but instead describes failures by Wieseneck, in two respects, to perform audit procedures necessary for Wieseneck to have a sufficient basis for an audit opinion; and (3) the Release does not assert that both of those auditing failures were present in each of the audits reviewed. In addition, the PCAOB issued the Wieseneck inspection report in October of 2005, and there is no ongoing process with respect to its content."

"Should you have any questions concerning PCAOB processes, please feel free to call me at (202) 207-9034."

          Sincerely,

          J. Gordon Seymour / General Counsel

After receiving these PCAOB letters dated February 15, 2008, management interpreted the contents at face value, especially Mr. Seymour's declaration which advised:

"Please note that (1) the Release indicates that PCAOB inspectors review audits of two of Wieseneck's ten issuer audit clients, neither which the Release identifies; (2) the Release is not critical of any audit clients' accounting, but instead describes failures by Wieseneck, in two respects, to perform audit procedures necessary for Wieseneck to have a sufficient basis for an audit opinion; and (3) the Release does not assert that both of those auditing failures were present in each of the audits reviewed. In addition, the PCAOB issued the Wieseneck inspection report in October of 2005, and there is no ongoing process with respect to its content."

With respect to the last sentence of the above preceding paragraph, this did not prove to be accurate, which is further described in the below chronological sequence of events.

ASSURANCE GROUP, INC.

ITEM 1.	BUSINESS - CONTINUED

The Company began the preparation of this Form December 31, 2008 10-K filing, which was due on March 31, 2009.  During this period, management was periodically being advised by Mr. Thomas B. Andres, CPA of Wieseneck & Andres, P.A. that he and his partners were in the process of merging with another firm who he, Mr. Andres, advised was a PCAOB registered accounting firm, which was supposed to be located in Jupiter, Florida.

Notwithstanding, due to matters management was not privy to at the time, things with the proposed merger with a Jupiter based PCAOB registered firm was never consummated. On or about May 29, 2009, management was advised by Mr. Andres that Wieseneck & Andres, P.A. was merging with a New York based accounting firm named Fuoco Group, LLC ("Fuoco") and Fuoco would be the firm taking over the Company's audits.  During the next several weeks, management focused on preparation of this December 31, 2009 10-K filings, which required the then forthcoming audits by a PCAOB registered accounting firm.  However, in early September, 2009, after reviewing the PCAOB website to check the status of the Fuoco accounting firm, management discovered Fuoco was not a PCAOB registered auditing firm. Management also discovered that Mr. Thomas B. Andres, CPA and his firm, Wieseneck & Andres, P.A. ("the firm") were, individually as well as his accounting firm, were deregistered by the PCAOB on April 22, 2008 via PCAOB Release No.105-2008-001. The result of this PCAOB April 22, 2008 Release No. 105-2008-001 was Mr. Thomas B. Andres and the firm (Wieseneck & Andres, P.A.) could not be affiliated with any PCAOB firm for a period of two (2) years. A copy of the PCAOB Release No. 105-2008-001 is attached herein as Exhibit No. 99.5. Based on the contents contained in the two (2) above described PCAOB letters both dated February 15, 2008 from PCAOB Director Claudius Modesti and PCAOB General Counsel, J. Gordon Seymour, Management was totally blindsided by this discovery. Neither anyone from the PCAOB nor anyone from Wieseneck & Andres, P.A. gave the American Capital Holdings, Inc., eCom or the spin-off companies any type of notice whatsoever about the new 105-2008-001 PCAOB Release, which were the same allegations made in the PCAOB 104-2005-117 Release.

During the remainder of the entire month of September, 2009, management did considerable legal, tax and accounting background research issues regarding the unsupported background facts of the findings stated in the PCAOB Release No 105- 2008-001. Management believes Thomas B. Andres, CPA as well as Wieseneck & Andres, P.A. and the PCAOB entered into this consent order without examining the actual real facts with respect to all applicable Federal IRS Statutes. Additionally, management was unilaterally denied the opportunity to meet with the PCAOB to discuss the issues brought up in PCAOB Release No. 104-2005-117 and was led to believe there was "no ongoing process with respect to its content", as advised in J. Gordon Seymour's February 15, 2008 correspondence. The PCAOB was established via the Sarbanes-Oxley Act as a division within the SEC.

Management believes the intent of Sarbanes-Oxley Act was to provide greater corporate transparency disclosures as well as to provide better public company internal controls, both of which are what the PCAOB is supposed to administer. Management also believes this does not seem to be the case regarding to what appears to be jointly agreed to consent order by Wieseneck & Andres, P.A./Public Company Accounting Oversight Board PCAOB Release No. 105-2008-001 entered into. Again, the contents of PCAOB Release No. 104-2005-117 and PCAOB Release No. 105-2008-001 are basically the same. Management was totally blindsided by this event as we were led to believe the above referenced February 15, 2008 PCAOB letters as described above. Being Wieseneck & Andres, P.A. was the PCAOB approved accounting for all the subsidiary companies referenced above as well the accounting firm was court approved by the United States Bankruptcy Court, the PCAOB disbarment almost put all of the companies out of business as all of the accounting firms management had approached advised they would have to audit all of these companies from inception, which the companies could not afford without a capital infusion. Without clean audits, it is almost impossible to raise equity capital, which caused all the companies to get behind in their financial reporting.

ASSURANCE GROUP, INC.

ITEM 1.	BUSINESS - CONTINUED

On October 5, 2009, ACH's and the spin-off companies' management sent Thomas B. Andres, CPA, Wieseneck & Andres, P.A. a thirty two (32) page letter via U.S. Postal Certified Mail No. 70071490000054486599, which was accompanied with thirty one (31) exhibits illustrating the proper facts supporting all of the companies' legal positions. A copy of this letter and its thirty one (31) supporting exhibits are attached herein as Composite Exhibit No. 99.6.

On October 14, 2009 Richard Turner had a conversation with Mr. Thomas B. Andres about setting up a meeting, which Mr. Andres initially agreed to. Mr. Turner sent an October 14, 2009 confirmation letter as well, which copy is affixed herein as Exhibit No. 99.7. On October 19, 2009, Mr. Andres wrote a reply letter advising Mr. Turner, based on advice of his legal counsel, that Mr. Andres could not have further conversations with Mr. Turner or the companies "until such a time we (he and his firm) are appropriately advised by our council". Mr. Andres further stated "You will be appropriately informed when that happens". To this date, Mr. Andres has refused to meet with management.

On November 4, 2009, Management sent Mr. Andres another five (5) page letter via United States Postal Certified Mail No. 70072410000543376482 (RETURN RECEIPT REQUESTED), accompanied by ten (10) supporting exhibits. This letter pointed out many problems/damages caused by Mr. Andres' firm as well as requested the name of Wieseneck & Andres, P.A. errors and omissions insurance carrier. So far, in what management believes is sign of bad faith, Wieseneck & Andres, P.A. and Fuoco Group, LLC has refused to provide the companies this information. The companies are planning to file suit against Wieseneck & Andres, P.A., Fuoco Group, LLC as well as a claim against their respective insurance carrier(s).

On March 18, 2011 the company entered into a new audit engagement with a PCAOB registered accounting firm known as Lake & Associates CPA's, LLC.

Due to the above described PCAOB transactions and the March 28, 2008 Bankruptcy Court Order of Final Decree we are requesting a waiver of the prior auditor consent requirement pursuant to SEC Regulation C Rule 47.

The Company's main office is located at 1150 S. US Highway 1, Suite 301, Jupiter, Florida 33477, and the telephone number is (561) 249-1354.

For complete bankruptcy proceedings and filings see the ecomecom.net web site and click on "Bankruptcy News Information" towards the top of the web page.

The Company does not have any off-balance sheet arrangements.

EMPLOYEES: The Company does not have any employees.

ITEM 1A.	RISK FACTORS

RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until it can realize profits from the business ventures it intends to acquire.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations. While the Company intends to try to run these operations profitably there can be no assurance that the Company will be successful or profitable.

ITEM 1A.	RISK FACTORS - CONTINUED

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property.  As of December 31, 2008, the Company was located at 601 Seafarer Circle, Suite 402, Jupiter, Florida 33477.  As of December 31, 2007 the company was located at 1016 Clemmons St, Suite 302, Jupiter Florida, consisting of approximately 1,277 square feet of office space which was provided by a related party on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock:

Our common stock is currently quoted on the OTC Pink Sheets under the symbol "AMNW."  The CUSIP number is 00912Q 10 9.

The following table sets forth, on a per share basis, the range of high and low bid information for the shares of our common stock for each full quarterly period within the three most recent fiscal years and any subsequent interim period for which financial statements are included. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/2009	$.005	$.005
9/30/2009	$.005	$.005
6/30/2009	$.005	$.005
3/31/2009	$.030	$.005

Quarter Ending	High	Low
12/31/2008	$.025	$.025
9/30/2008	$.030	$.025
6/30/2008	$.030	$.030
3/31/2008	$.030	$.030

Quarter Ending	High	Low
12/31/2007	$.120	$.001
9/30/2007	$.010	$.010
6/30/2007	$.010	$.010
3/31/2007	$.010	$.010

Security Holders: The Company has approximately 400 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

On October 30, 2007 9,000,000 shares of Preferred Stock - Series A common shares where converted to 9,000,000 shares of Common Stock.

The Board of Directors of Assurance Group, Inc. passed a resolution to convert all remaining outstanding Preferred Stock - Series B to Common Shares. Each share of Preferred B stock was converted to one share of Common Stock effective October 30, 2007.

Dividends: There have been no cash dividends declared or paid since the inception of the Company, and no dividends are contemplated to be paid in the foreseeable future.  The Company may consider a potential dividend in the future in either common stock or the stock of future operating subsidiaries.

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

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenue for the years ended December 31, 2008 and 2007 was $0.

Total operating expenses were $51,408 for the year ended December 31, 2008 and $89,881 for the year ended December 31, 2007  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the year ended December 31, 2008 the Company was forgiven $67,817 of debt.  This gain allowed the Company to post a net income of $16,234 for the year ended December 31, 2008.  For the year ended December 31, 2007 the Company incurred a net loss of $91,842.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net cash provided by (used in) operating activities	$(11,000)	$0
Net cash provided by investing activities	--	--
Net cash provided by financing activities	11,000	0
Net increase (decrease) in cash	0	0
Cash at end of period	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of December 31, 2008 and 2007	F-4

Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from July 10, 1997 (inception) through December 31, 2008 (unaudited)	F-5

Statement of Changes in Stockholders' Deficit for the Period from December 31, 2006 through December 31, 2008	F-6

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from July 10, 1997 (inception) through December 31, 2008 (unaudited)	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lake & Associates CPA's

To the Board of Directors and Stockholders of

Assurance Group, Inc.

We have audited the accompanying balance sheet of Assurance Group, Inc. as of December 31, 2008, and the related statements of operations, stockholders' equity and comprehensive (loss), and cash flows for the year ended December 31, 2008.  Assurance Group Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assurance Group, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note E the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA's, LLC

Lake & Associates CPA's, LLC

Schaumburg, Illinois

April 8, 2011

1905 Wright Boulevard Schaumburg, IL 60193 Phone: 847.524.0800 Fax: 847.524.1655	20283 State Road 7, Suite 300 Boca Raton, FL 33498 Phone: 866.982.9874 Fax: 561.982.7985

"The following report is a copy of a previously issued audit report dated March 31, 2008 and the predecessor auditor has not reissued the report"

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

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida

March 31, 2008

ASSURANCE GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$988	$67,880
Loan payable	0	0
Stockholder loans	2,488	12,830

Total current liabilities	3,476	80,710

Total liabilities	3,476	80,710

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 154,268,115 and 151,901,448 shares issued and outstanding, respectively	154,268	151,901
Paid-in-capital	23,503,527	23,444,894
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,661,271)	(23,677,505)

Total stockholders' equity (deficit)	(3,476)	(80,710)

Total liabilities and stockholders' equity (deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from Inception July 10, 1997 through December 31, 2008 (unaudited)
	2008	2007

Net Sales	$0	$0	$42,916
Cost of Sales	0	0	(34,910)

Gross profit	0	0	8,006

Operating expenses:
General & administrative (1)	51,408	89,881	1,619,883

Total expenses	51,408	89,881	1,619,883

Loss from operations	(51,408)	(89,881)	(1,611,877)

Other Expense
Interest income	0	0	2,175
Interest expense	(175)	(1,601)	(53,487)
Realized loss on sale of assets	0	0	(22,065,900)
Gain on forgiveness	67,818	0	67,818

Other Expense	67,642	(1,601)	(22,049,394)
	-1573290
Net Loss	$16,234	$(91,842)	$(23,661,271)

Basic and Diluted
Earnings per common share	$.000	$.000	$(.342)

Weighted-average shares outstanding:	152,524,399	146,021,000	69,180,793

(1) Includes stock based compensation of  $50,000 for the year ended December 31, 2008 and $75,027 for the year ended December 31, 2007.

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2006	134,546,989	$134,547	$722,451	$22,664,771	$(23,586,023)	$(64,255)
Issuance of common stock for services	7,402,745	7,403	67,624	0	0	75,027
Preferred shares converted to common stock	9,951,714	9,952	22,654,819	(22,664,771)	0	0
Net loss 2007	0	0	0	0	(91,482)	(91,482)

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,677,505)	(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	$154,268	$23,503,527	$0	$(23,661,271)	$(3,476)

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception July 10, 1997 through December 31, 2008 (unaudited)
	2008	2007
Cash flows from operating activities:
Net Income (loss)	$16,234	$(91,482)	$(23,661,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	50,000	75,027	153,236
Forgiveness of debt	(67,817)	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	(10,342)	(11,464)	2,488
Increase (decrease) to accounts payable and accrued expenses	925	27,919	988

Net cash used in operating activities	(11,000)	0	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	11,000	0	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	11,000	0	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note A. Description of Business

Assurance Group, Inc. (the "Company" or "AGI") was originally incorporated in the State of Florida on July 10, 1997 as August Project II Corp.   On June 13, 2000, the Company name was changed to Traffic Engine.com Inc.   On January 2, 2001 Traffic Engine.com executed an agreement for the exchange of Common Share with Traffic Engine Inc., which became a wholly owned subsidiary of the parent.  On March 29, 2001 the Company merged with Syndeos Corporation (f.k.a. Premier Plus Inc. a Florida Corporation).  The Company changed its name to reflect majority ownership by the principles to Syndeos Group.  Prior to its merger to become Syndeos Group, the Company was created to be a technology holding company with the purpose of identifying and acquiring emerging technology. The Company changed its name again to Air Media Now!, Inc on April 1, 2002 and owns two wholly owned subsidiaries Nortex Associates Inc and Syndeos Corporation. The Company changed it name to Assurance Group, Inc. on January 10, 2008.

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

On June 20, 2002 Mr. Barney A. Richmond acquired just over 39 millions shares of the Company, becoming its majority shareholder.

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

Note B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION, USE OF ESTIMATES

The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The accounting for common stock issued for services based the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company's common stock and no operations, the Company recorded the issuance of common stock for services at Par Value, which approximated the value of services received.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A Valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

INCOME TAXES

The Company's U.S. Federal and state income tax returns prior to fiscal year December 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. We have not issued any instruments resulting in potential common shares outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP FIN No. 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN No. 48-3 defers the effective date of FIN No. 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS No. 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company's financial condition or results of operations.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 140-4 did not have an impact on the Company's financial position and results of operations.

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's financial condition or results of operations.

In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not impact the Company's financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The adoption of FSP FAS No. 142-3 did not have a material impact on the Company's financial statements.

In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The adoption of SFAS No. 141(R) did not have a material impact on the Company's results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115," which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 157.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note C. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2008 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the years ended December 31, 2008 and 2007 was $50,000 and $75,027 respectively.

These expenses were paid with the issuance of 2,000,000 shares of common stock for the year ended December 31, 2008 and 7,402,745 shares for the year ended December 31, 2007.

Note E. Going Concern

As reflected in the accompanying financial statements, the Company had a net operating profit for the year ended December 31, 2008 of $16,234. The total accumulated deficit as of December 31, 2008 was $3,476. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any disagreements with its accountants. On March 18, 2011, the Company appointed Lake & Associates CPA's, LLC. as its independent auditor.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") are properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

(b) CEO AND CFO CERTIFICATIONS

Attached as Exhibit 31.1 and 31.2 to this annual report are certifications by our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.

(c) OUR EVALUATION OF DISCLOSURE CONTROLS AND  PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of AGI's disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

(e) INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Positions Held
Barney A. Richmond	59	Chairman / President / Secretary / Director
Richard C. Turner	51	Treasurer / Director

Barney A. Richmond has been President and a Director of the Company since February 2005. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc., Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, reporting, budgeting and cost accounting.

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

ITEM 11.	EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this filing, there are a total of 161,668,115 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

Name and Address	Number of Shares Owned	% of Shares Outstanding
Barney A. Richmond, Director & President	4,750,000	2.9%
Jupiter, FL

Richard C. Turner, Director, Treasurer	4,500,000	2.8%
Palm Beach Gardens, FL

United States Financial Group, Inc.	16,787,100	10.4%
Jupiter, FL

American Capital Holdings, Inc.	82,292,019	50.9%
Jupiter, FL
	---------------	------------
All Directors & Executive Officers as a group (2 persons)	9,250,000	5.7%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 30, 2007 1,187,100 shares of common stock were issued for services rendered to United States Financial Group, Inc. ("USFG")

On September 30, 2007 1,190,645 shares of common stock were issued for repayment of debt owed to American Capital Holdings, Inc. ("ACH") of $11,906.45

On October 24, 2007 5,000,000 shares of common stock were issued to USFG for services rendered.

On Mar 7, 2008 366,667 shares of common stock were issued for repayment of debt.

On November 3, 2008 2,000,000 shares of  common stock were issued for services rendered by ACH.

On December 31, 2009 5,000,000 shares of  common stock were issued for services rendered by ACH.

On December 31, 2009 2,000,000 shares of  common stock were issued for services rendered by USFG.

On November 5, 2010 200,000 shares of  common stock were issued for services rendered by ACH.

On December 31, 2010 200,000 shares of  common stock were issued for services rendered by ACH.

The above listed shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $2,300 for the year ended Dec. 31, 2008 and $14,754 for the year ended Dec. 31, 2007.  Audit fees for the year ending December 31, 2008 will be incurred during the fiscal year ending December 31, 2010 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2008, and $0 for the year ending December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed July 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10-SB12G filed on October 26, 2007)
3.31	Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on January 22, 2002.(incorporated by reference to the Company's Form 10-SB12G filed on October 26, 2007)
3.32	Articles of Amendment filed with the Florida Secretary of State on January 10, 2008. The amendment changed the name of the Company from Air Media Now!, Inc. to Assurance Group, Inc. (incorporated by reference to the Company's Form 10-KSB filed on April 14, 2008)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	PCAOB Release No. 104-2005-117, dated October 27, 2005.
99.2	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB.
99.3	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations.
99.4	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond
99.5	PCAOB Release No. 105-2008-001 dated April 22, 2008
99.6	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009.
99.7	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on April 8, 2011.

ASSURANCE GROUP, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	April 8, 2011

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	April 8, 2011