Form 10-Q
period 2009-03-31
ASSURANCE GROUP INC.
filed 2011-04-11
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4
	Condensed Statements of Operations for the Three Month Periods Ended March 31, 2009 and 2008 and for the period from July 10, 1997 (inception) through March 31, 2009. (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from December 31, 2006 through March 31, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and for the period from July 10, 1997 (inception) through March 31, 2009.(unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$838	$988
Loan payable	0	0
Stockholder loans	3,410	2,488

Total current liabilities	4,248	3,476

Total liabilities	4,248	3,476

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 154,268,115 and 154,268,115 shares issued and outstanding, respectively	154,268	154,268
Paid-in-capital	23,503,527	23,503,527
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,662,043)	(23,661,271)

Total stockholders' equity (deficit)	(4,248)	(3,476)

Total liabilities and stockholders' equity (deficit)	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Quarter Ended March 31,		Period from Inception July 10, 1997 through March 31, 2009
	2009	2008

Net Sales	$0	$0	$42,916
Cost of Sales	0	0	(34,910)

Gross profit	0	0	8,006

Operating expenses:
General & administrative	772	3,202	1,620,655

Total expenses	772	3,202	1,620,655

Loss from operations	(772)	(3,202)	(1,612,649)

Other Expense
Interest income	0	0	2,175
Interest expense	0	(363)	(53,487)
Realized loss on sale of assets	0	0	(22,065,900)
Gain on forgiveness	0	0	67,818

Other Expense	0	(363)	(22,049,394)

Net Loss	$(772)	$(3,565)	$(23,662,043)

Basic and Diluted
Earnings per common share	$.000	$.000	$(.333)

Weighted-average shares outstanding:	152,268,115	152,001,998	70,981,794

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2006	134,546,989	$134,547	$722,451	$22,664,771	$(23,586,023)	$(64,255)
Issuance of common stock for services	7,402,745	7,403	67,624	0	0	75,027
Preferred shares converted to common stock	9,951,714	9,952	22,654,819	(22,664,771)	0	0
Net loss 2007	0	0	0	0	(91,482)	(91,482)

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,677,505)	(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	0	(23,661,271)	(3,476)
Net loss three months ended March 31, 2009	0	0	0	0	(772)	(1,222)

Balance March 31, 2009	154,268,115	$154,268	$23,503,527	$0	$(23,662,043)	$(4,248)

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Period from Inception July 10, 1997 through March 31, 2009
	2009	2008
Cash flows from operating activities:
Net Income (loss)	$(772)	$(3,565)	$(23,662,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	0	0	183,236
Forgiveness of debt	0	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	922	(11,000)	3,410
Increase (decrease) to accounts payable and accrued expenses	(150)	3,565	838

Net cash used in operating activities	0	(11,000)	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	11,000	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	11,000	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

            In April 2009, the Financial Accounting Standards Board issued Statement ("FASB") issued FASB Staff Position "FSP" No. SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments".  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions "APB Opinion" No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

            In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FASB SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at March 31, 2009 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the three months ended March 31, 2009 and 2008 was $0 and $0 respectively.

Note E. Going Concern

As reflected in the accompanying financial statements, the total accumulated deficit as of March 31, 2009 was $4,248. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended March 31, 2009 was $0 and for the three months ended March 31, 2008 was $0.

Total operating expenses for the three months ended March 31, 2009 was $772 compared to $3,202 for the three months ended March 31, 2008.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the three months ended March 31, 2009 the Company incurred a net loss of $772 and for the three months ended March 31, 2008 the Company incurred a net loss of $3,565.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the period December 31, 2008.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our December 31, 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the three months ended March 31, 2009.

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