Form 10-Q
period 2009-06-30
ASSURANCE GROUP INC.
filed 2011-04-11
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4
	Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2009 and 2008 and for the period from July 10, 1997 (inception) through June 30, 2009 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from December 31, 2006 through June 30, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and for the period from July 10, 1997 (inception) through June 30, 2009 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

	SIGNATURE	16

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,288	$988
Loan payable	0	0
Stockholder loans	3,410	2,488

Total current liabilities	4,698	3,476

Total liabilities	4,698	3,476

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 154,268,115 and 154,268,115 shares issued and outstanding, respectively	154,268	154,268
Paid-in-capital	23,503,527	23,503,527
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,662,493)	(23,661,271)

Total stockholders' equity (deficit)	(4,698)	(3,476)

Total liabilities and stockholders' equity (deficit)	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,		Period from Inception, July 10, 1997 through June 30, 2009
	2009	2008	2009	2008

Net Sales	$0	$0	$0	$0	$42,916
Cost of Sales	0	0	0	0	(34,910)

Gross profit	0	0	0	0	8,006

Operating expenses:
General & administrative (1)	450	2,057	1,222	5,259	1,621,105

Total expenses	450	2,057	1,222	5,259	1,621,105

Loss from operations	(450)	(2,057)	(1,222)	(5,259)	(1,613,099)

Other Expense
Interest income	0	0	0	0	2,175
Interest expense	0	(843)	0	(1,206)	(53,487)
Realized loss on sale of assets	0	0	0	0	(22,065,900)
Gain on forgiveness	0	0	0	0	67,818

Other Expense	0	(843)	0	(1,206)	(22,049,394)

Net Loss	$(450)	$(2,900)	$(1,222)	$(6,465)	$(23,662,493)

Basic and Diluted
Earnings per common share	$.000	$.000	$(.000)	$(.000)	$(.325)

Weighted-average shares outstanding:	152,268,115	152,268,115	152,179,794	152,135,148	72,726,914

(1) Includes stock based compensation of  $0 for the six months ended June 30, 2009 and $12,000 for the six months ended June 30, 2008.

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2006	134,546,989	$134,547	$722,451	$22,664,771	$(23,586,023)	$(64,255)
Issuance of common stock for services	7,402,745	7,403	67,624	0	0	75,027
Preferred shares converted to common stock	9,951,714	9,952	22,654,819	(22,664,771)	0	0
Net loss 2007	0	0	0	0	(91,482)	(91,482)

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,677,505)	(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	0	(23,661,271)	(3,476)
Net loss six months ended June 30, 2009	0	0	0	0	(1,222)	(1,222)

Balance June 30, 2009	154,268,115	$154,268	$23,503,527	$0	$(23,662,493)	$(4,698)

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Period from Inception July 10, 1997 through June 30, 2009
	2009	2008
Cash flows from operating activities:
Net Income (loss)	$(1,222)	$(6,465)	$(23,662,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	0	0	183,236
Forgiveness of debt	0	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	922	(11,000)	3,410
Increase (decrease) to accounts payable and accrued expenses	300	6,465	1,288

Net cash used in operating activities	0	(11,000)	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	11,000	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	11,000	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at June 30, 2009 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the six months ended June 30, 2009 and 2008 was $0 and $0 respectively.

Note E. Going Concern

As reflected in the accompanying financial statements, the total accumulated deficit as of June 30, 2009 was $4,698. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended June 30, 2009 was $0 and for the six months ended June 30, 2008 was $0.

Total operating expenses for the six months ended June 30, 2009 was $1,222 compared to $5,259 for the six months ended June 30, 2008.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the six months ended June 30, 2009 the Company incurred a net loss of $1,222 and for the six months ended June 30, 2008 the Company incurred a net loss of $6,465.

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
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the six months ended June 30, 2009.

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