Form 10-K
period 2009-12-31
ASSURANCE GROUP INC.
filed 2011-04-11
CIK 1175501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The Company does not own any real property.  As of December 31, 2009, the Company was located at 601 Seafarer Circle, Suite 402, Jupiter, Florida 33477.  As of December 31, 2007 the company was located at 1016 Clemmons St, Suite 302, Jupiter Florida, consisting of approximately 1,277 square feet of office space which was provided by a related party on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	REMOVED AND RESERVED

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

RESULTS OF OPERATIONS:

Revenue for the years ended December 31, 2009 and 2008 was $0.

Total operating expenses were $36,222 for the year ended December 31, 2009 and $51,408 for the year ended December 31, 2008  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the year ended December 31, 2008 the Company was forgiven $67,817 of debt.  This gain allowed the Company to post a net income of $16,234 for the year ended December 31, 2008.  For the year ended December 31, 2009 the Company incurred a net loss of $36,222.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net cash provided by (used in) operating activities	$0	$(11,000)
Net cash provided by investing activities	0	0
Net cash provided by financing activities	0	11,000
Net increase (decrease) in cash	0	0
Cash at end of period	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The page numbers for the financial statement categories are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lake & Associates CPA's

To the Board of Directors and Stockholders of

Assurance Group, Inc.

We have audited the accompanying balance sheets of Assurance Group, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008.  Assurance Group Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assurance Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

ASSURANCE GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,288	$988
Loan payable	0	0
Stockholder loans	3,410	2,488

Total current liabilities	4,698	3,476

Total liabilities	4,698	3,476

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 161,268,115 and 154,268,115 shares issued and outstanding, respectively	161,268	154,268
Paid-in-capital	23,531,527	23,503,527
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,697,493)	(23,661,271)

Total stockholders' equity (deficit)	(4,698)	(3,476)

Total liabilities and stockholders' equity (deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from Inception July 10, 1997 through December 31, 2009 (unaudited)
	2009	2008

Net Sales	$0	$0	$42,916
Cost of Sales	0	0	(34,910)

Gross profit	0	0	8,006

Operating expenses:
General & administrative (1)	36,222	51,408	1,656,105

Total expenses	36,222	51,408	1,656,105

Loss from operations	(36,222)	(51,408)	(1,648,099)

Other Expense
Interest income	0	0	2,175
Interest expense	0	(175)	(53,487)
Realized loss on sale of assets	0	0	(22,065,900)
Gain on forgiveness	0	67,818	67,818

Other Expense	0	67,642)	(22,049,394)
	-1573290
Net Loss	$(36,222)	$16,234	$(23,697,493)

Basic and Diluted
Earnings per common share	$.000	$.000	$(.312)

Weighted-average shares outstanding:	154,287,293	152,524,399	76,042,704

(1) Includes stock based compensation of  $35,000 for the year ended December 31, 2009 and $50,000 for the year ended December 31, 2008.

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2006	134,546,989	$134,547	$722,451	$22,664,771	$(23,586,023)	$(64,255)
Issuance of common stock for services	7,402,745	7,403	67,624	0	0	75,027
Preferred shares converted to common stock	9,951,714	9,952	22,654,819	(22,664,771)	0	0
Net loss 2007	0	0	0	0	(91,482)	(91,482)

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,677,505)	(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	0	(23,661,271)	(3,476)
Issuance of common stock for service	7,000,000	7,000	28,000	0		35,000
Net loss 2009	0	0	0	0	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	$161,268	$23,531,527	$0	$(23,697,493)	$(4,698)

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception July 10, 1997 through December 31, 2009 (unaudited)
	2009	2008
Cash flows from operating activities:
Net Income (loss)	$(36,222)	$16,234	$(23,697,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	35,000	50,000	218,236
Forgiveness of debt	0	(67,817)	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	922	(10,342)	3,410
Increase (decrease) to accounts payable and accrued expenses	300	925	1,288

Net cash used in operating activities	0	(11,000)	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	11,000	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	11,000	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

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

INCOME TAXES

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2008. The Company's U.S. Federal and state income tax returns prior to fiscal year December 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

In April 2009, the Financial Accounting Standards Board issued Statement ("FASB") issued FASB Staff Position "FSP" No. SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments".  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions "APB Opinion" No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FASB SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "improving Disclosures about Fair Value Measurements," which clarifies certain existing requirements in ASC 820 "Fair Value Measurements and Disclosures," and required disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial conditions.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2009 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the years ended December 31, 2009 and 2008 was $35,000 and $50,000 respectively.

These expenses were paid with the issuance of 7,000,000 shares of common stock for the year ended December 31, 2009 and 2,000,000 shares for the year ended December 31, 2008.   The trading price of the Company's common stock was trading at $.025 on November 3, 2008 and $.005 on December 31, 2009.

Note E. Going Concern

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended December 31, 2009 of $36,222. The total accumulated deficit as of December 31, 2009 was $4,698. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any disagreements with its accountants. On March 18, 2011, the Company appointed Lake & Associates CPA's, LLC as its independent auditor.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the year ended Dec. 31, 2009 and $2,300 for the year ended Dec. 31, 2008.  Audit fees for the year ending December 31, 2009 will be incurred during the fiscal year ending December 31, 2010 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2009, and $0 for the year ending December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed July 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	PCAOB Release No. 104-2005-117, dated October 27, 2005. (1)
99.2	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (1)
99.3	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (1)
99.4	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (1)
99.5	PCAOB Release No. 105-2008-001 dated April 22, 2008 (1)
99.6	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (1)
99.7	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (1)

(1) Incorporated by reference to Form 10-K for the year ended December 31, 2008. (SEC accession number 0001175501-11-000004)

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