Form 10-Q
period 2010-03-31
ASSURANCE GROUP INC.
filed 2011-04-11
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4
	Condensed Statements of Operations for the Three Month Periods Ended March 31, 2010 and 2009 and for the period from July 10, 1997 (inception) through March 31, 2010 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from December 31, 2007 through March 31, 2010 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and for the period from July 10, 1997 (inception) through March 31, 2010 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2010	December 31, 2009
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,288	$1,288
Loan payable	0	0
Stockholder loans	3,410	3,410

Total current liabilities	4,698	4,698

Total liabilities	4,698	4,698

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 161,268,115 and 161,268,115 shares issued and outstanding, respectively	161,268	161,268
Paid-in-capital	23,531,527	23,531,527
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,697,493)	(23,697,493)

Total stockholders' equity (deficit)	(4,698)	(4,698)

Total liabilities and stockholders' equity (deficit)	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		Period from Inception July 10, 1997 through March 31, 2010
	2010	2009

Net Sales	$0	$0	$42,916
Cost of Sales	0	0	(34,910)

Gross profit	0	0	8,006

Operating expenses:
General & administrative	0	772	1,656,105

Total expenses	0	772	1,656,105

Loss from operations	0	(772)	(1,648,099)

Other Expense
Interest income	0	0	2,175
Interest expense	0	0)	(53,487)
Realized loss on sale of assets	0	0	(22,065,900)
Gain on forgiveness	0	0	67,818

Other Expense	0	0	(22,049,394)

Net Loss	$0	$(772)	$(23,697,493)

Basic and Diluted
Earnings per common share	$(.000)	$(.000)	$(.305)

Weighted-average shares outstanding:	161,268,115	152,179,794	77,704,018

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2007	151,901,448	$151,901	$23,444,894	$0	$(23,677,505)	$(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	0	(23,661,271)	(3,476)
Issuance of common stock for service	7,000,000	7,000	28,000	0		35,000
Net loss 2009	0	0	0	0	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	161,268	23,531,527	0	(23,697,493)	(4,698)
Net income three months ended March 31, 2010	0	0	0	0	0	0

Balance March 31, 2010	161,268,115	$161,268	$23,531,527	$0	$(23,697,493)	$(4,698)

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Period from Inception July 10, 1997 through March 31, 2010
	2010	2009
Cash flows from operating activities:
Net Income (loss)	$0	$(772)	$(23,697,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	0	0	218,236
Forgiveness of debt	0	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	0	922	3,410
Increase (decrease) to accounts payable and accrued expenses	0	(150)	1,288

Net cash used in operating activities	0	0	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	0	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	0	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2009. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

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

In February 2010, the FASB issued FASB ASU 2010-09, "Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements," which clarifies certain existing evaluation and disclosure requirements in ASC 855 "Subsequent Events" related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company's consolidated results of operations and financial condition.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at March 31, 2010 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the three months ended March 31, 2010 and 2009 was $0 and $0 respectively.

Note E. Going Concern

As reflected in the accompanying financial statements, the total accumulated deficit as of March 31, 2010 was $4,698. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended March 31, 2010 was $0 and for the three months ended March 31, 2009 was $0.

Total operating expenses for the three months ended March 31, 2010 was $0 compared to $772 for the three months ended March 31, 2009.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the three months ended March 31, 2010 the Company posted a net income $0.  For the three months ended March 31, 2009 the Company incurred a net loss of $772.

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

Item 4. (Removed and Reserved)

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