Form 10-K
period 2010-12-31
ASSURANCE GROUP INC.
filed 2011-04-11
CIK 1175501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Quarter Ending	High	Low
12/31/2010	$.012	$.010
9/30/2010	$.022	$.006
6/30/2010	$.140	$.001
3/31/2010	$.005	$.005

Quarter Ending	High	Low
12/31/2009	$.005	$.005
9/30/2009	$.005	$.005
6/30/2009	$.005	$.005
3/31/2009	$.030	$.005

Quarter Ending	High	Low
12/31/2008	$.025	$.025
9/30/2008	$.030	$.025
6/30/2008	$.030	$.030
3/31/2008	$.030	$.030

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

RESULTS OF OPERATIONS:

Revenue for the years ended December 31, 2010 and 2009 was $0.

Total operating expenses were $4,452 for the year ended December 31, 2009 and $36,222 for the year ended December 31, 2009  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the year ended December 31, 2010 the Company incurred a net loss of $(4,452) compared to a net loss of $(36,222) for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31, 2010	Year Ended December 31, 2009
Net cash provided by (used in) operating activities	$0	$0
Net cash provided by investing activities	0	0
Net cash provided by financing activities	0	0
Net increase (decrease) in cash	0	0
Cash at end of period	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2010 and 2009	F-3

Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from July 10, 1997 (inception) through December 31, 2010 (unaudited)	F-4

Statement of Changes in Stockholders' Deficit for the Period from December 31, 2007 through December 31, 2010	F-5

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from July 10, 1997 (inception) through December 31, 2010 (unaudited)	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lake & Associates CPA's

To the Board of Directors and Stockholders of

Assurance Group, Inc.

We have audited the accompanying balance sheets of Assurance Group, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009.  Assurance Group Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assurance Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

ASSURANCE GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,738	$1,288
Loan payable	0	0
Stockholder loans	3,412	3,410

Total current liabilities	5,150	4,698

Total liabilities	5,150	4,698

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 161,668,115 and 161,268,115 shares issued and outstanding, respectively	161,668	161,268
Paid-in-capital	23,535,127	23,531,527
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,701,945)	(23,697,493)

Total stockholders' equity (deficit)	(5,150)	(4,698)

Total liabilities and stockholders' equity (deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from Inception July 10, 1997 through December 31, 2010 (unaudited)
	2010	2009

Net Sales	$0	$0	$42,916
Cost of Sales	0	0	(34,910)

Gross profit	0	0	8,006

Operating expenses:
General & administrative (1)	4,452	36,222	1,660,557

Total expenses	4,452	36,222	1,660,557

Loss from operations	(4,452)	(36,222)	(1,652,551)

Other Expense
Interest income	0	0	2,175
Interest expense	0	0	(53,487)
Realized loss on sale of assets	0	0	(22,065,900)
Gain on forgiveness	0	0	67,818

Other Expense	0	0	(22,049,394)
	-1573290	-1573290
Net Loss	$(4,452)	$(36,222)	$(23,701,945)

Basic and Diluted
Earnings per common share	$.000	$.000	$(.288)

Weighted-average shares outstanding:	161,299,896	154,287,293	82,403,880

(1) Includes stock based compensation of  $4,000 for the year ended December 31, 2010 and $35,000 for the year ended December 31, 2009.

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2007	151,901,448	$151,901	$23,444,894	$0	$(23,677,505)	$(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	0	(23,661,271)	(3,476)
Issuance of common stock for service	7,000,000	7,000	28,000	0		35,000
Net loss 2009	0	0	0	0	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	161,268	23,531,527	0	(23,697,493)	(4,698)
Issuance of common stock for service	400,000	400	3,600	0		4,000
Net loss 2010	0	0	0	0	(4,452)	(4,452)

Balance December 31, 2010	161,668,115	$161,668	$23,535,127	$0	$(23,701,945)	$(5,150)

The accompanying notes are an integral part of these financial statements.

ASSURANCE GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from Inception July 10, 1997 through December 31, 2010 (unaudited)
	2010	2009
Cash flows from operating activities:
Net Income (loss)	$(4,452)	$(36,222)	$(23,701,945)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,000	35,000	222,236
Forgiveness of debt	0	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	2	922	3,412
Increase (decrease) to accounts payable and accrued expenses	450	300	1,738

Net cash used in operating activities	0	0	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	0	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	0	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

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

INCOME TAXES

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2010. The Company's U.S. Federal and state income tax returns prior to fiscal year December 31, 2009 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 ("FASB SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105-Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

In February 2010, the FASB issued FASB ASU 2010-09, "Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements," which clarifies certain existing evaluation and disclosure requirements in ASC 855 "Subsequent Events" related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company's consolidated results of operations and financial condition.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2010 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the years ended December 31, 2010 and 2009 was $4,000 and $35,000 respectively.

These expenses were paid with the issuance of 7,000,000 shares of common stock for the year ended December 31, 2009 and 400,000 shares for the year ended December 31, 2010.   The trading price of the Company's common stock was trading at $.01 on December 31, 2010 and $.005 on December 31, 2009

Note E. Going Concern

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended December 31, 2010 of $4,452. The total accumulated deficit as of December 31, 2010 was $5,150. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On November 3, 2008 2,000,000 shares of  common stock were issued for services rendered by American Capital Holdings.

On  December 31, 2009 5,000,000 shares of common stock were issued for services rendered by American Capital Holdings.

On December 31, 2009 2,000,000 shares of common stock were issued for services rendered by United States Financial Group, Inc.

On November 5, 2010 200,000 shares of  common stock were issued for services rendered by American Capital Holdings.

On December 31, 2010 200,000 shares of  common stock were issued for services rendered by American Capital Holdings.

The above listed shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the year ended Dec. 31, 2010 and $0 for the year ended Dec. 31, 2009.  Audit fees for the year ending December 31, 2010 will be incurred during the fiscal year ending December 31, 2011 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2010, and $0 for the year ending December 31, 2009.

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

(1) Incorporated by reference to Form 10-K for the year ended December 31, 2008. (SEC accession number 0001175501-10-000004)

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