Form 10-Q
period 2011-03-31
ASSURANCE GROUP INC.
filed 2011-05-11
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of March 31, 2011 the issuer had 161,668,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.  The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets under trading symbol AMNW and CUSIP 04621L 10 4.

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4
	Condensed Statements of Operations for the Three Month Periods Ended March 31, 2011 and 2010 and for the period from July 10, 1997 (inception) through March 31, 2011 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from December 31, 2007 through March 31, 2011 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and for the period from July 10, 1997 (inception) through March 31, 2011 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$11,238	$1,738
Loan payable	0	0
Stockholder loans	8,457	3,412

Total current liabilities	19,695	5,150

Total liabilities	19,695	5,150

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 161,268,115 and 161,268,115 shares issued and outstanding, respectively	161,668	161,668
Paid-in-capital	23,535,127	23,535,127
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,716,490)	(23,701,945)

Total stockholders' equity (deficit)	(19,695)	(5,150)

Total liabilities and stockholders' equity (deficit)	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		Period from Inception July 10, 1997 through March 31, 2011
	2011	2010

Net Sales	$0	$0	$42,916
Cost of Sales	0	0	(34,910)

Gross profit	0	0	8,006

Operating expenses:
General & administrative	14,545	0	1,675,102

Total expenses	14,545	0	1,675,102

Loss from operations	(14,545)	0	(1,667,096)

Other Expense
Interest income	0	0	2,175
Interest expense	0	0	(53,487)
Realized loss on sale of assets	0	0	(22,065,900)
Gain on forgiveness	0	0	67,818

Other Expense	0	0	(22,049,394)

Net Loss	$(14,545)	$0	$(23,716,490)

Basic and Diluted
Earnings per common share	$(.000)	$.000	$(.283)

Weighted-average shares outstanding:	161,668,115	161,268,115	83,835,792

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2007	151,901,448	$151,901	$23,444,894	$0	$(23,677,505)	$(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	0	(23,661,271)	(3,476)
Issuance of common stock for service	7,000,000	7,000	28,000	0		35,000
Net loss 2009	0	0	0	0	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	161,268	23,531,527	0	(23,697,493)	(4,698)
Issuance of common stock for service	400,000	400	3,600	0		4,000
Net loss 2010	0	0	0	0	(4,452)	(4,452)

Balance December 31, 2010	161,668,115	161,668	23,535,127	0	(23,701,945)	(5,150)
Net income three months ended March 31, 2011	0	0	0	0	(14,545)	(14,545)

Balance March 31, 2011	161,668,115	$161,668	$23,535,127	$0	$(23,716,490)	$(19,695)

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Period from Inception July 10, 1997 through March 31, 2011
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$(14,545)	$0	$(23,716,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	0	0	222,236
Forgiveness of debt	0	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	5,045	0	8,457
Increase (decrease) to accounts payable and accrued expenses	9,500	0	11,238

Net cash used in operating activities	0	0	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	0	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	0	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at March 31, 2011 of approximately $23,600,000, expiring through December 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the three months ended March 31, 2011 and 2010 was $5,000 and $0 respectively.

Note E. Going Concern

As reflected in the accompanying financial statements, the total accumulated deficit as of March 31, 2011 was $19,695. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended March 31, 2011 was $0 and for the three months ended March 31, 2010 was $0.

Total operating expenses for the three months ended March 31, 2011 was $14,545 compared to $0 for the three months ended March 31, 2010.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the three months ended March 31, 2011 the Company posted a net loss $14,545.  For the three months ended March 31, 2010 the Company incurred a net income of $0.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period December 31, 2010.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our December 31, 2010 Form 10-K.

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

Assurance Group, Inc.
Date: May 11, 2011	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)