Form 10-Q
period 2011-06-30
ASSURANCE GROUP INC.
filed 2011-08-15
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-52872)
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-1096613 (IRS Employer Identification No.)

1150 S US Highway 1, Suite 302
Jupiter, Florida	33477-7236
(Address of principal executive offices)	(Zip code)
(561) 249-1354
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2011 the issuer had 161,668,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.  The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets under trading symbol AMNW and CUSIP 04621L 10 4.

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4
	Condensed Statements of Operations for the Six and Three Month Periods Ended June 30, 2011 and 2010 and for the period from July 10, 1997 (inception) through June 30, 2011 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from December 31, 2007 through June 30, 2011 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the period from July 10, 1997 (inception) through June 30, 2011 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,738	$1,738
Loan payable	0	0
Stockholder loans	22,957	3,412

Total current liabilities	24,695	5,150

Total liabilities	24,695	5,150

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 161,268,115 and 161,268,115 shares issued and outstanding, respectively	161,668	161,668
Paid-in-capital	23,535,127	23,535,127
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,721,490)	(23,701,945)

Total stockholders' equity (deficit)	(24,695)	(5,150)

Total liabilities and stockholders' equity (deficit)	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,		Period from Inception July 10, 1997 through June 30, 2011
	2011	2010	2011	2010

Net Sales	$0	$0	$0	$0	$42,916
Cost of Sales	0	0	0	0	(34,910)

Gross profit	0	0	0	0	8,006

Operating expenses:
General & administrative	5,000	450	19,545	450	1,680,102

Total expenses	5,000	450	19,545	450	1,680,102

Loss from operations	(5,000)	(450)	(19,545)	(450)	(1,672,096)

Other Expense
Interest income	0	0	0	0	2,175
Interest expense	0	0	0	0	(53,487)
Realized loss on sale of assets	0	0	0	0	(22,065,900)
Gain on forgiveness	0	0	0	0	67,818

Other Expense	0	0	0	0	(22,049,394)

Net Loss	$(5,000)	$(450)	$(19,545)	$(450)	$(23,721,490)

Basic and Diluted
Earnings per common share	$(.000)	$(.000)	$(.000)	$(.000)	$(.278)

Weighted-average shares outstanding:	161,668,115	161,268,115	161,668,115	161,268,115	85,231,956

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2007	151,901,448	$151,901	$23,444,894	$0	$(23,677,505)	$(80,710)
Issuance of common stock for service	2,000,000	2,000	48,000	0		50,000
Issuance of common stock for repayment of debt	366,667	367	10,633	0	0	11,000
Net income 2008	0	0	0	0	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	0	(23,661,271)	(3,476)
Issuance of common stock for service	7,000,000	7,000	28,000	0		35,000
Net loss 2009	0	0	0	0	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	161,268	23,531,527	0	(23,697,493)	(4,698)
Issuance of common stock for service	400,000	400	3,600	0		4,000
Net loss 2010	0	0	0	0	(4,452)	(4,452)

Balance December 31, 2010	161,668,115	161,668	23,535,127	0	(23,701,945)	(5,150)
Net income six months ended June 30, 2011	0	0	0	0	(19,545)	(19,545)

Balance June 30, 2011	161,668,115	$161,668	$23,535,127	$0	$(23,721,490)	$(24,695)

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,		Period from Inception July 10, 1997 through June 30, 2011
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$(19,545)	$0	$(23,721,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	0	0	222,236
Forgiveness of debt	0	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	19,545	0	22,957
Increase (decrease) to accounts payable and accrued expenses	0	0	1,738

Net cash used in operating activities	0	0	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	0	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	0	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

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

BASIS OF PRESENTATION

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

STOCK-BASED COMPENSATION

The accounting for common stock issued for services based the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company’s common stock and no operations, the Company recorded the issuance of common stock for services at par value, which approximated the value of services received.

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2009. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. The Company has not issued any instruments resulting in potential common shares outstanding.

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

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at June 30, 2011 of approximately $23,600,000, expiring through December 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the six months ended June 30, 2011 and 2010 was $5,000 and $0 respectively.

Note E. Going Concern

As reflected in the accompanying financial statements, the total accumulated deficit as of June 30, 2011 was $19,695. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended June 30, 2011 was $0 and for the six months ended June 30, 2010 was $0.

Total operating expenses for the six months ended June 30, 2011 was $19,545 compared to $450 for the six months ended June 30, 2010.  The Company's operating expenses were primarily the result of keeping the Company current with audit fees, rent, transfer work, and other administrative costs.

For the six months ended June 30, 2011 the Company posted a net loss $19,545.  For the six months ended June 30, 2010 the Company incurred a net loss of $450.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period December 31, 2010.  That note is hereby incorporated by reference into this Part 1, Item 2.

Impact of Inflation

Inflation of the costs of food, labor, fuel and energy impacts our operating expenses. However, we are able to effectively manage inflationary cost increases due to rapid inventory turnover.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Accounting Pronouncements That We Have Not Yet Adopted

For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Actual results could differ materially from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) are properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

(b) CEO and CFO Certifications

Attached as Exhibit 31.1 and 31.2 to this quarterly report are certifications by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This portion of our quarterly report describes the results of our controls evaluation referred to in those certifications.

(c) Our Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of Assurance Group's disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO. Based on the evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(d) Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

(e) Inherent Limitations of Any Control System

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our December 31, 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Assurance Group, Inc.
Date: August 12, 2011	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)