Form 10-Q
period 2011-09-30
ASSURANCE GROUP INC.
filed 2011-11-21
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Yes ☒   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

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

As of November 21, 2011 the issuer had 161,668,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.  The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets under trading symbol AMNW and CUSIP 04621L 10 4.

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4
	Condensed Statements of Operations for the Three and Nine Month Periods Ended September 30, 2011 and 2010 and for the period from January 1, 2003 (Re-entering the Development Stage) through September 30, 2011 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from January 1, 2003 (Re-entering the Development Stage) through September 30, 2011 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the period from January 1, 2003 (Re-entering the Development Stage) through September 30, 2011 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$20,504	$1,904
Loans payable - related parties	12,791	3,246
Total Current Liabilities	33,295	5,150

Commitments and Contingencies

Stockholders' Deficiency
Convertible preferred stock- Series A, $.001 par value, 25,000,000 shares
authorized, none issued and outstanding	-	-
Convertible preferred stock- Series B, $.001 par value, 25,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
161,668,115 shares issued and outstanding	161,668	161,668
Additional paid-in capital	23,535,127	23,535,127
Accumulated deficit	(23,410,667)	(23,410,667)
Deficit accumulated during the development stage	(319,423)	(291,278)
Total Stockholders' Deficiency	(33,295)	(5,150)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

					For the Period from
					January 1, 2003
					(Re-entering the
	For the Three Month Ended September 30,		For the Nine Month Ended September 30,		Development Stage)
	2011	2010	2011	2010	to September 30, 2011

Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating Expenses
General and administrative expenses	8,600	2,002	28,145	2,452	383,760
Total Operating Expenses	8,600	2,002	28,145	2,452	383,760

Net Loss from Operations	(8,600)	(2,002)	(28,145)	(2,452)	(383,760)

Other Income / (Expense)
Interest expense	-	-	-	-	(3,481)
Gain on forgiveness of debt	-	-	-	-	67,818
Total Operating Income / (Expenses)	-	-	-	-	64,337

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(8,600)	$(2,002)	$(28,145)	$(2,452)	$(319,423)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	161,668,115	161,268,115	161,668,115	161,268,115

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statement of Stockholders' Deficiency for the period January 1, 2003 (Re-entering the Development Stage) through to September 30, 2011

 (unaudited)

						Deficit
						Accumulated
			Additional	Convertible		During the	Total
	Number of	Capital	Paid-in	Preferred Stock	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Series A & B	Deficit	Stage	Deficiency

Balance, December 31, 2002	92,465,241	$92,465	$172,276	$22,964,345	$(23,410,667)	$-	$(181,581)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(88,947)	(88,947)
Balance, December 31, 2003	92,465,241	92,465	172,276	22,964,345	(23,410,667)	(88,947)	(270,528)
Net loss for the year ended December 31, 2004	-	-	-	-	-	(23,415)	(23,415)
Balance, December 31, 2004	92,465,241	92,465	172,276	22,964,345	(23,410,667)	(112,362)	(293,943)
Common stock issued for repayment of debt ($0.0070/share)	41,800,000	41,800	250,822	-	-	-	292,622
Net loss for the year ended December 31, 2005	-	-	-	-	-	(61,159)	(61,159)
Balance, December 31, 2005	134,265,241	134,265	423,098	22,964,345	(23,410,667)	(173,521)	(62,480)
Common stock issued for services ($0.0100/share)	6,000	6	54	-	-	-	60
Preferred shares converted to common ($1.0864/share)	275,748	275	299,299	(299,574)	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,835)	(1,835)
Balance, December 31, 2006	134,546,989	134,546	722,451	22,664,771	(23,410,667)	(175,356)	(64,255)
Common stock issued for services ($0.0100/share)	7,402,745	7,403	67,624	-	-	-	75,027
Preferred shares converted to common ($2.2775/share)	9,951,714	9,952	22,654,819	(22,664,771)	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(91,482)	(91,482)
Balance, December 31, 2007	151,901,448	151,901	23,444,894	-	(23,410,667)	(266,838)	(80,710)
Common stock issued for services ($0.0250/share)	2,000,000	2,000	48,000	-	-	-	50,000
Common stock issued for repayment of debt ($0.0300/share)	366,667	367	10,633	-	-	-	11,000
Net income for the year ended December 31, 2008	-	-	-	-	-	16,234	16,234
Balance, December 31, 2008	154,268,115	154,268	23,503,527	-	(23,410,667)	(250,604)	(3,476)
Common stock issued for services ($0.0500/share)	7,000,000	7,000	28,000	-	-	-	35,000
Net loss for the year ended December 31, 2009	-	-	-	-	-	(36,222)	(36,222)
Balance, December 31, 2009	161,268,115	161,268	23,531,527	-	(23,410,667)	(286,826)	(4,698)
Common stock issued for services ($0.0100/share)	400,000	400	3,600	-	-	-	4,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	(4,452)	(4,452)
Balance, December 31, 2010	161,668,115	161,668	23,535,127	-	(23,410,667)	(291,278)	(5,150)
Net loss for the nine months ended September 30, 2011	-	-	-	-	-	(28,145)	(28,145)
Balance, September 30, 2011	161,668,115	$161,668	$23,535,127	$-	$(23,410,667)	$(319,423)	$(33,295)

 See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

			For the Period from
			January 1, 2003
			(Re-entering the
	For the Nine Months Ended September 30,		Development Stage)
	2011	2010	to September 30, 2011
Cash Flows From Operating Activities:
Net Income / (Loss)	$(28,145)	$(2,452)	$(319,423)
Adjustments to reconcile net income / (loss) to net cash used in operations
Stock issued for services	-	-	164,087
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable and accrued expenses	18,600	450	(19,457)
Net Cash Provided by (Used In) Operating Activities	(9,545)	(2,002)	(174,793)

Cash Flows From Financing Activities:
Proceeds from loans payable - related parties	9,545	2,002	185,599
Repayment of loans payable - related parties	-	-	(10,806)
Net Cash Provided by Financing Activities	9,545	2,002	174,793

Net Increase in Cash	-	-	-

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in conversion of loans payable - related parties	$-	$-	$303,622

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(unaudited)

Note A. Description of Business

Assurance Group, Inc. (the "Company" or "AGI") was originally incorporated in the State of Florida on July 10, 1997 as August Project II Corp. On June 13, 2000, the Company's name was changed to Traffic Engine.com Inc. On January 2, 2001, Traffic Engine.com executed an agreement for the exchange of Common Share with Traffic Engine Inc., which became a wholly owned subsidiary of the parent. On March 29, 2001, the Company merged with Syndeos Corporation (f.k.a. Premier Plus Inc. a Florida Corporation). The Company changed its name to reflect majority ownership by the principles to Syndeos Group. Prior to its merger to become Syndeos Group, the Company was created to be a technology holding company with the purpose of identifying and acquiring emerging technology. The Company changed its name again to Air Media Now!, Inc on April 1, 2002, and owns two wholly owned subsidiaries Nortex Associates Inc and Syndeos Corporation. The Company changed it's name to Assurance Group, Inc. on January 10, 2008.During the last quarter of 2002, the Management of the Company made a decision to cease the then current operations of the Company including the two subsidiaries. This was due to the fact that the new current management had no experience in the Wireless Telecom industry. The Company re-entered the development stage on January 1, 2003. Activities since re-entering the development stage have been comprised mainly of developing the business plan and administrative matters.

Note B. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Company maintains its accounts on the accrual basis of accounting.  The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensives presentation of financial position and results of operations. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full year.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Use of Estimates

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the nine months ended September 30, 2011 and 2010.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and accrued expenses, and loans payable-related parties approximate their fair value due to the relatively short period to maturity for these instruments.

Income / (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share. As of September 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments ("instruments") issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

INCOME TAXES

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ("ASC 740-10-25") Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's U.S. Federal and State income tax returns prior to fiscal year December 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the  balance sheet.

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

RECLASSIFICATION

Certain amounts for prior periods have been reclassified to conform to current period presentation.  These reclassifications had no impact on the Company's net loss or cash flows.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, Earnings per Share.  As of September 30, 2011 and 2010, respectively, there were no common share equivalents outstanding.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Note C. Related Party Transactions

The Company is allocated certain expenses such as professional fees, rent, travel, and administrative costs that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the nine months ended September 30, 2011 and 2010 were $10,000 and $2,452 respectively.

Note D. Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $28,145 for the nine months ended September 30, 2011, a stockholder's deficiency and a working capital deficiency of $33,295 as of September 30, 2011, and cash used in operations from re-entering the development stage of $174,793. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note E. Stockholders' Deficiency

(A)    Common Stock Issued for Debt

In 2005, the Company issued 41,800,000 shares of common stock in order to settle debt amounting to $292,622. ($0.0070/share).

In 2008, the Company issued 366,667 shares of common stock in order to settle debt amounting to $11,000 ($0.0300/share).

(B)    Common Stock Issued for Services

In 2006, the Company issued 6,000 shares of common stock having a fair value of $60 ($0.0100/share) in exchange for services rendered.

In 2007, the Company issued 7,402,745 shares of common stock having a fair value of $75,027 ($0.0100/share) in exchange for services rendered.

In 2008, the Company issued 2,000,000 shares of common stock having a fair value of $50,000 ($0.0250/share) in exchange for services rendered.

In 2009, the Company issued 7,000,000 shares of common stock having a fair value of $35,000 ($0.0050/share) in exchange for services rendered.

In 2010, the Company issued 400,000 shares of common stock having a fair value of $4,000 ($0.0100/share) in exchange for services rendered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue for the nine months ended September 30, 2011 was $0 and for the nine months ended September 30, 2010 was $0.

Total operating expenses for the nine months ended September 30, 2011 was $28,145 compared to $2,452 for the nine months ended September 30, 2010.  The Company's operating expenses were primarily the result of keeping the Company current with audit fees, rent, transfer work, and other administrative costs.

For the nine months ended September 30, 2011 the Company posted a net loss $28,145.  For the nine months ended September 30, 2010 the Company incurred a net loss of $2,452.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period December 31, 2010.  That note is hereby  incorporated by reference into this Part 1, Item 2.

Liquidity and Capital Resources

We are in the development stage with no revenue and have an accumulated deficit of $319,423 and cash used in operations of $174,793 from January 1, 2003 (re-entering the development stage) to September 30, 2011, and a stockholder's deficiency and a working capital deficiency of $33,295 as of September 30, 2011.

The Company currently does not have enough cash to satisfy its minimum cash requirements for the next twelve months. The Company is going to rely on loans from our officers and directors to meet the short term cash requirements. However, the present state of the Company's liquidity and capital resources raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.

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

Off-Balance Sheet Arrangements

We don't have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities"(SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as we are a smaller reporting company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.xml	XBRL Document amnw-20110930.xml

Exhibit 101.xsd	XBRL Schema Document amnw-20110930.xsd

Exhibit 101.lab	XBRL Labels Linkbase Document amnw-20110930_lab.xml

Exhibit 101.pre	XBRL Presentation Linkbase Document amnw-20110930_pre.xml

Exhibit 101.def	XBRL Definition Linkbase Document amnw-20110930_def.xml

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Assurance Group, Inc.
Date: November 21, 2011	By:	/s/ Barney A. Richmond
Barney A. Richmond
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)