Form 10-Q/A
period 2011-09-30
ASSURANCE GROUP INC.
filed 2011-11-22
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

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

As of November 22, 2011 the issuer had 161,668,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.  The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets under trading symbol AMNW and CUSIP 04621L 10 4.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report Form 10-Q of Assurance Group, Inc. for the quarterly period ended September 30, 2011 is to resubmit the filing to post XBRL files.

Exhibit 101 to the Form 10-Q is being provided for the re-submission of interactive data files.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$20,504	$1,904
Loans payable - related parties	12,791	3,246

Total Current Liabilities	33,295	5,150

Commitments and Contingencies

Stockholders' Deficiency
Convertible preferred stock- Series A, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Convertible preferred stock- Series B, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 161,668,115 shares issued and outstanding	161,668	161,668
Paid-in-capital	23,535,127	23,535,127
Accumulated deficit	(23,410,667)	(23,410,667)
Deficit accumulated during the development stage	(319,423)	(291,278)

Total Stockholders' Deficiency	(33,295)	(5,150)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from January 1, 2003 (Re-entering the Development Stage) to September 30, 2011
	2011	2010	2011	2010

Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses
General and administrative expenses	8,600	2,002	28,145	2.452	383,760

Total Operating Expenses	8,600	2,002	28,145	2,452	383,760

Net Loss from Operations	(8,600)	(2,002)	(28,145)	(2,452)	(383,760)

Other Income / (Expense)
Interest expense	-	-	-	-	(3,481)
Gain on forgiveness of debt	-	-	-	-	67,818

Total Other Income / (Expenses)	-	-	-	-	64,337

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(8,600)	$(2,002)	$(28,145)	$(2,452)	$(319,423)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares outstanding during the period - basic and diluted	161,668,115	161,268,115	161,668,115	161,268,115

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statement of Stockholders' Deficiency for the period January 1, 2003 (Re-entering the Development Stage) through to September 30, 2011

 (unaudited)

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2002	92,465,241	$92,465	$172,276	$22,964,345	$(23,410,667)	$-	$(181,581)
Net loss 2003	-	-	-	-	-	(88,947)	(88,947)

Balance December 31, 2003	92,465,241	92,465	172,276	22,964,345	(23,410,667)	(266,838)	(270,528)
Net loss 2004	-	-	-	-	-	(23,415)	(23,415)

Balance December 31, 2004	92,465,241	151,901	172,276	22,964,345	(23,410,667)	(112,362)	(293,943)
Common stock issued for repayment of debt ($0.0070/share)	41,800,000	41,800	250,822	-	-	-	292,622
Net loss 2005	-	-	-	-	-	(61,159)	(61,159)

Balance December 31, 2005	134,265,241	134,265	423,098	22,964,345	(23,410,667)	(173,521)	(62,480)
Common stock issued for services ($0.0100/share)	6,000	6	54	-	-	-	60
Preferred shares converted to common ($1.0864/share)	275,748	275	299,299	(299,574)	-	-	-
Net loss 2006	-	-	-	-	-	(1,835)	(1,835)

Balance December 31, 2006	134,546,989	134,546	722,451	22,664,771	(23,410,667)	(175,356)	(64,255)
Common stock issued for services ($0.0100/share)	7,402,745	7,403	67,624	-	-	-	75,027
Preferred shares converted to common ($2.2775/share)	9,951,714	9,952	22,654,819	(22,664,771)	-	-	-
Net loss 2007	-	-	-	-	-	16,234	16,234

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,410,667)	(266,838)	(80,710)
Common stock issued for services ($0.0250/share)	2,000,000	2,000	48,000	-	-	-	50,000
Common stock issued for repayment of debt ($0.0300/share)	366,667	367	10,633	-	-	-	11,000
Net income 2008	-	-	-	-	-	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	-	(23,410,667)	(250,604)	(3,476)
Common stock issued for services ($0.0500/share)	7,000,000	7,000	28,000	-	-	-	35,000
Net loss 2009	-	-	-	-	-	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	161,268	23,531,527	0	(23,410,667)	(286,826)	(4,698)
Common stock issued for services ($0.0100/share)	400,000	400	3,600	0			4,000
Net loss 2010	-	-	-	-	-	(4,452)	(4,452)

Balance December 31, 2010	161,668,115	161,668	23,535,127	0	(23,410,667)	(291,278)	(5,150)
Net loss nine months ended September 30, 2011	-	-	-	-	-	(28,145)	(28,145)

Balance September 30, 2011	161,668,115	$161,668	$23,535,127	$0	$(23,410,667)	$(319,423)	$(33,295)

 See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,		For the Period from January 1, 2003 (Re-entering the Development Stage) to September 30, 2011
	2011	2010
Cash Flows From Operating Activities:
Net Income / (Loss)	$(28,145)	$(2,452)	$(319,423)
Adjustments to reconcile net income / (loss) to net cash used in operations
Stock issued for services	-	-	164,087
Changes in operating assets and liabilities
Increase / (Decrease) to accounts payable and accrued expenses	18,600	450	(19,457)

Net Cash Provided by / (Used In) Operating Activities	(9,545)	(2,002)	(174,793)

Cash Flows From Financing Activities
Proceeds from loans payable - related parties	9,545	2,002	185,599
Repayment of loans payable - related parties	-	-	(10,806)

Net Cash Provided by Financing Activities	9,545	2,002	174,793

Net Increase in Cash	-	-	-

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in conversion of loans payable - related parties	$-	$-	$303,622

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

Note C. Related Party Transactions

The Company is allocated certain expenses such as professional fees, rent, travel, and administrative costs that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the nine months ended September 30, 2011 and 2010 were $15,000 and $2,452 respectively.

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

Assurance Group, Inc.
Date: November 22, 2011	By:	/s/ Barney A. Richmond
Barney A. Richmond
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 22, 2011	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)