Form 10-Q/A
period 2011-09-30
ASSURANCE GROUP INC.
filed 2011-11-23
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2

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

As of November 23, 2011 the issuer had 161,668,115 shares of common stock, $.001 Par Value, outstanding, 0 shares of Series A convertible preferred stock, $.001 Par Value, outstanding, and 0 shares of Series B convertible preferred stock, $.001 Par Value, outstanding.  The common stock is currently listed for trading on the National Quotation Bureau Electronic Pink Sheets under trading symbol AMNW and CUSIP 04621L 10 4.

Explanatory Note

The purpose of this Amendment No. 2 to the Quarterly Report Form 10-Q of Assurance Group, Inc. for the quarterly period ended September 30, 2011 is to resubmit the filing to post XBRL files.

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

Assurance Group, Inc.

Date: November 23, 2011	By:	/s/ Barney A. Richmond

Barney A. Richmond
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 23, 2011	By:	/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)