Form 10-Q/A
period 2011-03-31
ASSURANCE GROUP INC.
filed 2012-06-25
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment #1

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

Explanatory Note

The purpose of this amendment #1 to the Quarterly Report Form 10-Q of Assurance Group, Inc. for the quarterly period ended March 31, 2011 is to

a. Identify the 10-Q for the period ended March 31, 2011 filed on May 11, 2011, SEC Accession No. 0001175501-11-000013,  as deficient;

b. Label the columns of the financial statements as "not reviewed"; and

c. State that the Company retained a registered accounting firm on September 22, 2011 to review the Form 10-Q for the period ended March 31, 2011 filed on May 11, 2011.

    The Company will file form 10-Q amendment #2 to remedy this deficiency within the next few business days.

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of March 31, 2011 (not reviewed) and December 31, 2010	4
	Condensed Statements of Operations for the Three Month Periods Ended March 31, 2011 and 2010 and for the period from July 10, 1997 (inception) through March 31, 2011 (not reviewed)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from December 31, 2007 through March 31, 2011 (not reviewed)	6
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and for the period from July 10, 1997 (inception) through March 31, 2011 (not reviewed)	7
	Notes to Condensed Financial Statements (not reviewed)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2011	December 31, 2010
Assets	(not reviewed)	(not reviewed)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Total assets	$0	$0

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$11,238	$1,738
Loan payable	0	0
Stockholder loans	8,457	3,412

Total current liabilities	19,695	5,150

Total liabilities	19,695	5,150

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 300,000,000 shares authorized; 161,268,115 and 161,268,115 shares issued and outstanding, respectively	161,668	161,668
Paid-in-capital	23,535,127	23,535,127
Convertible preferred stock, $.001 par - Series A - 25,000,000 shares authorized 0 shares outstanding	0	0
Convertible preferred stock, $.001 par - Series B - 15,000,000 shares authorized 0 shares outstanding	0	0
Deficit accumulated during the development stage	(23,716,490)	(23,701,945)

Total stockholders' equity (deficit)	(19,695)	(5,150)

Total liabilities and stockholders' equity (deficit)	$0	$0

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(not reviewed)

	Three Months Ended March 31,		Period from Inception July 10, 1997 through March 31, 2011
	2011	2010
	(not reviewed)	(not reviewed)	(not reviewed)

Net Sales	$0	$0	$42,916
Cost of Sales	0	0	(34,910)

Gross profit	0	0	8,006

Operating expenses:
General & administrative	14,545	0	1,675,102

Total expenses	14,545	0	1,675,102

Loss from operations	(14,545)	0	(1,667,096)

Other Expense
Interest income	0	0	2,175
Interest expense	0	0	(53,487)
Realized loss on sale of assets	0	0	(22,065,900)
Gain on forgiveness	0	0	67,818

Other Expense	0	0	(22,049,394)

Net Loss	$(14,545)	$0	$(23,716,490)

Basic and Diluted
Earnings per common share	$(.000)	$.000	$(.283)

Weighted-average shares outstanding:	161,668,115	161,268,115	83,835,792

See accompanying notes to condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders' Deficit

 (not reviewed)

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

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(not reviewed)

	Three Months Ended March 31,		Period from Inception July 10, 1997 through March 31, 2011
	2011	2010
	(not reviewed)	(not reviewed)	(not reviewed)

Cash flows from operating activities:
Net Income (loss)	$(14,545)	$0	$(23,716,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	0	0	222,236
Forgiveness of debt	0	0	(67,817)
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	0
Increase (decrease) to loan payable - related companies	5,045	0	8,457
Increase (decrease) to accounts payable and accrued expenses	9,500	0	11,238

Net cash used in operating activities	0	0	(23,542,376)

Cash Flows From Investing Activities
Proceeds from sale of available-for-sale securities	0	0	111,549
Global Hosting Center	0	0	2,500,000
Intellectual Property	0	0	20,345,521

Net cash provided by investing activities	0	0	22,957,070

Cash Flows From Financing Activities
Repayment of long term debt	0	0	(552,672)
Proceeds from sale of common stock	0	0	273,633
Proceeds from sale of preferred stock	0	0	864,345

Net cash provided by financing activities	0	0	585,306

Net increase (decrease) in cash	0	0	0

Cash at beginning of period	0	0	0

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$11,054

Income taxes paid	$0	$0	$0

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

Assurance Group, Inc.
Date: June 22, 2011	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)