Form 10-Q/A
period 2011-06-30
ASSURANCE GROUP INC.
filed 2012-06-28
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment #2

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

Explanatory Note

The purpose of this amendment #2 to the Quarterly Report Form 10-Q of Assurance Group, Inc. for the quarterly period ended June 30, 2011 is to

a. Identify the 10-Q for the period ended June 30, 2011 filed on August 15, 2011, SEC Accession No. 0001175501-11-000016,  as deficient;

b. Label the columns of the financial statements as "not reviewed"; and

c. State that the Company retained a registered accounting firm on September 22, 2011 in order to correct items a and b above.   The Company will file form 10-Q amendment #3 to remedy this deficiency within the next few business days.

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

Assurance Group, Inc.
Date: June 27, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)