Form 10-K
period 2011-12-31
ASSURANCE GROUP INC.
filed 2013-05-15
CIK 1175501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

COMMISSION FILE NUMBER (000-52872)

(Exact name of registrant as specified in its charter)

FLORIDA	65-1096613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 S US Highway 1, Suite 302 Jupiter, FL	33477-7236
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of May 14, 2013: 161,668,115 shares.

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

On November 4, 2009, Management sent Mr. Andres another five (5) page letter via United States Postal Certified Mail No. 70072410000543376482 (RETURN RECEIPT REQUESTED), accompanied by ten (10) supporting exhibits. This letter pointed out many problems/damages caused by Mr. Andres' firm as well as requested the name of Wieseneck & Andres, P.A. errors and omissions insurance carrier. So far, in what management believes is a sign of bad faith, Wieseneck & Andres, P.A. and Fuoco Group, LLC has refused to provide the companies this information. The companies are planning to file suit against Wieseneck & Andres, P.A., Fuoco Group, LLC as well as a claim against their respective insurance carrier(s).

On March 18, 2011 the company entered into a new audit engagement with a PCAOB registered accounting firm known as Lake & Associates CPA's, LLC.  On September 19, 2011, the Company was notified by Lake and Associates CPA's, LLC of their resignation as the Company's independent registered public accounting firm.  On September 22, 2011 Alan R. Swift, CPA, P.A. ("Swift") was appointed to serve as the Company's independent registered public accounting firm by the Company's audit committee.  On June 29, 2012, the Company terminated their engagement with Swift as the Company's independent registered public accounting firm. On June 29, 2012 Pybus & Company, P.A.("Pybus") was appointed to serve as the Company's independent registered public accounting firm by the Company's audit committee.

The Company's main office is located at 1150 S. US Highway 1, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 249-1354.

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

The Company does not own any real property.  As of December 31, 2011, the Company was located at 1150 S US Highway 1, Suite 302, Jupiter, Florida 33477.  As of December 31, 2007 the company was located at 1016 Clemmons St, Suite 302, Jupiter Florida, consisting of approximately 1,277 square feet of office space which was provided by a related party on a month to month basis.

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

Quarter Ending	High	Low
12/31/2011	$.017	$.001
9/30/2011	$.013	$.005
6/30/2011	$.082	$.010
3/31/2011	$.010	$.010

Quarter Ending	High	Low
12/31/2010	$.012	$.010
9/30/2010	$.022	$.006
6/30/2010	$.140	$.001
3/31/2010	$.005	$.005

Quarter Ending	High	Low
12/31/2009	$.005	$.005
9/30/2009	$.005	$.005
6/30/2009	$.005	$.005
3/31/2009	$.030	$.005

Security Holders: The Company has approximately 400 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

On October 30, 2007 9,000,000 shares of Preferred Stock - Series A common shares where converted to 9,000,000 shares of Common Stock.

The Board of Directors of Assurance Group, Inc. passed a resolution to convert the remaining 951,714 outstanding Preferred Stock - Series B to Common Shares. Each share of Preferred B stock was converted to one share of Common Stock effective October 30, 2007.

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

RESULTS OF OPERATIONS:

Revenue for the years ended December 31, 2011 and 2010 was $0.

Total operating expenses were $33,297 for the year ended December 31, 2011 and $4,452 for the year ended December 31, 2010  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the year ended December 31, 2011 the Company incurred a net loss of $33,297 compared to a net loss of $4,452 for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net cash provided by (used in) operating activities	$(11,047)	$(2)
Net cash provided by investing activities	0	0
Net cash provided by financing activities	11,047	2
Net increase (decrease) in cash	0	0
Cash at end of period	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2011 and 2010	F-3

Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from January 1, 2003 (Re-entering the Development Stage) through December 31, 2011	F-4

Statement of Changes in Stockholders' Deficiency for the Period from January 1, 2003 (Re-entering the Development Stage) through December 31, 2011	F-5

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from January 1, 2003 (Re-entering the Development Stage) through December 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST, SUITE 810 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

Assurance Group, Inc.

(A development stage company)

We have audited the accompanying balance sheets of Assurance Group, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, statement of changes in stockholders' deficit and cash flows for the years ended December 31, 2011 and 2010.  Assurance Group Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assurance Group, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

May 14, 2013

Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

		December 31, 2011		December 31, 2010

ASSETS

Current Assets
Cash and cash equivalents	$		$
Total Current Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses		$24,154		$1,904
Loans payable - related parties		14,293		3,246
Total Current Liabilities		38,447		5,150

Commitments and Contingencies

Stockholders' Deficiency
Convertible preferred stock- Series A, $.001 par value, 25,000,000 shares authorized, none issued and outstanding		-		-
Convertible preferred stock- Series B, $.001 par value, 15,000,000 shares authorized, none issued and outstanding		-		-
Common stock, $0.001 par value; 300,000,000 shares authorized, 161,668,115 shares issued and outstanding		161,668		161,668
Additional paid-in capital		23,535,127		23,535,127
Accumulated deficit		(23,410,667)		(23,410,667)
Deficit accumulated during the development stage		(324,575)		(291,278)
Total Stockholders' Deficiency		(38,447)		(5,150)

Total Liabilities and Stockholders' Deficiency		$-		$-

See accompanying notes to financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31,		For the Period from January 1, 2003 (Re-entering the Development Stage) to December 31, 2011
	2011	2010

Net Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and administrative expenses	33,297	4,452	388,912

Total Operating Expenses	33,297	4,452	388,912

Net Loss from Operations	(33,297)	(4,452)	(388,912)

Other Income / (Expense)
Interest expense	-	-	(3,481)
Gain on forgiveness of debt	-	-	67,818

Total Other Income / (Expenses)	-	-	64,337

Provision for Income Taxes	-	-	-

Net Loss	$(33,297)	$(4,452)	$(324,575)

Net Loss Per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.002)

Weighted-average number of shares outstanding during the period - basic and diluted	161,668,115	161,299,896	136,244,937

See accompanying notes to financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Deficit for the period January 1, 2003 (Re-entering the Development Stage) through to December 31, 2011

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2002	92,465,241	$92,465	$172,276	$22,964,345	$(23,410,667)	$-	$(181,581)
Net loss 2003	-	-	-	-	-	(88,947)	(88,947)

Balance December 31, 2003	92,465,241	92,465	172,276	22,964,345	(23,410,667)	(266,838)	(270,528)
Net loss 2004	-	-	-	-	-	(23,415)	(23,415)

Balance December 31, 2004	92,465,241	151,901	172,276	22,964,345	(23,410,667)	(112,362)	(293,943)
Common stock issued for repayment of debt ($0.0070/share)	41,800,000	41,800	250,822	-	-	-	292,622
Net loss 2005	-	-	-	-	-	(61,159)	(61,159)

Balance December 31, 2005	134,265,241	134,265	423,098	22,964,345	(23,410,667)	(173,521)	(62,480)
Common stock issued for services ($0.0100/share)	6,000	6	54	-	-	-	60
Preferred shares converted to common ($1.0864/share)	275,748	275	299,299	(299,574)	-	-	-
Net loss 2006	-	-	-	-	-	(1,835)	(1,835)

Balance December 31, 2006	134,546,989	134,546	722,451	22,664,771	(23,410,667)	(175,356)	(64,255)
Common stock issued for services ($0.0100/share)	7,402,745	7,403	67,624	-	-	-	75,027
Preferred shares converted to common ($2.2775/share)	9,951,714	9,952	22,654,819	(22,664,771)	-	-	-
Net loss 2007	-	-	-	-	-	16,234	16,234

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,410,667)	(266,838)	(80,710)
Common stock issued for services ($0.0250/share)	2,000,000	2,000	48,000	-	-	-	50,000
Common stock issued for repayment of debt ($0.0300/share)	366,667	367	10,633	-	-	-	11,000
Net income 2008	-	-	-	-	-	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	-	(23,410,667)	(250,604)	(3,476)
Common stock issued for services ($0.0500/share)	7,000,000	7,000	28,000	-	-	-	35,000
Net loss 2009	-	-	-	-	-	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	161,268	23,531,527	0	(23,410,667)	(286,826)	(4,698)
Common stock issued for services ($0.0100/share)	400,000	400	3,600	0			4,000
Net loss 2010	-	-	-	-	-	(4,452)	(4,452)

Balance December 31, 2010	161,668,115	161,668	23,535,127	0	(23,410,667)	(291,278)	(5,150)
Net loss 2011	-	-	-	-	-	(33,297)	(33,297)

Balance December 31, 2011	161,668,115	$161,668	$23,535,127	$0	$(23,410,667)	$(324,575)	$(38,447)

 See accompanying notes to financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31,		For the Period from January 1, 2003 (Re-entering the Development Stage) to December 31, 2011
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(33,297)	$(4,452)	$(324,575)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	4,000	164,087
Changes in operating assets and liabilities
Increase / (Decrease) to accounts payable and accrued expenses	22,250	450	(15,807)

Net Cash Provided by / (Used In) Operating Activities	(11,047)	(2)	(176,295)

Cash Flows From Financing Activities
Proceeds from loans payable - related parties	11,047	2	187,101
Repayment of loans payable - related parties	-	-	(10,806)

Net Cash Provided by Financing Activities	11,047	2	176,295

Net Increase in Cash	-	-	-

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in conversion of loans payable - related parties	$-	$-	$303,622

See accompanying notes to financial statements.

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

DEVELOPMENT STAGE COMPANY

Based upon the Company's business plan, it is a development stage enterprise since planned principal activities have not yet commenced.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage commencement to the current  balance sheet date on the statements of operations, cash flows and statement of changes in shareholders' deficit.  The Company re-entered the development stage on January 1, 2003.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the years ended December 31, 2011 and 2010.

CASH

Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

STOCK-BASED COMPENSATION

The accounting for common stock issued for services is based on the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company's common stock and no operations, the Company recorded the issuance of common stock for services at par value, which approximated the value of services received.

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2011. The Company's U.S. Federal and state income tax returns prior to fiscal year December 31, 2009 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2011 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the years ended December 31, 2011 and 2010 was $35,000 and $4,000 respectively.

These expenses were paid with the issuance of 400,000 shares of common stock for the year ended December 31, 2010 and 0 shares for the year ended December 31, 2011.   The Company's common stock was trading at $.005 on December 31, 2011 and $.01 on December 31, 2010.

Note E. Going Concern

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended December 31, 2011 of $33,297. The total accumulated deficit as of December 31, 2011 was $38,447. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any disagreements with its accountants. On March 18, 2011, the Company appointed Lake & Associates CPA's, LLC as its independent auditor. On September 19, 2011 the Company was notified by Lake and Associates CPA's, LLC of their resignation as the Company's independent registered public accounting firm.  On September 22, 2011, the audit committee authorized the appointment of the firm Alan R. Swift, CPA, P.A. ("Swift") to serve as the Company's independent auditor. On June 29, 2012, the Company terminated their engagement with Swift as the Company's independent registered public accounting firm. On June 29, 2012 the audit committee authorized the appointment of Pybus & Company, P.A. ("Pybus") to serve as the Company's independent auditor.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Certifying Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Name	Age	Positions Held
Barney A. Richmond	60	Chairman / President / Secretary / Director
Richard C. Turner	52	Treasurer / Director

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $13,250 for the year ended Dec. 31, 2011 and $0 for the year ended Dec. 31, 2010.

Other Fees. Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2011, and $0 for the year ending December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed July 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	PCAOB Release No. 104-2005-117, dated October 27, 2005. (1) (Exhibit 99.1)
99.2	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (1) (Exhibit 99.2)
99.3	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (1) (Exhibit 99.3)
99.4	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (1)
99.5	PCAOB Release No. 105-2008-001 dated April 22, 2008 (1) (Exhibit 99.5)
99.6	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (1)
99.7	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (1) (Exhibit 99.7)
101.xml	XBRL Document amnw-20111231.xml (2)
101.xsd	XBRL Schema Document amnw-20111231.xsd
101.def	XBRL Definition Linkbase Document amnw-20111231_def.xml
101.lab	XBRL Labels Linkbase Document amnw-20111231_lab.xml
101.pre	XBRL Presentation Linkbase Document amnw-20111231_pre.xml

(1) Incorporated by reference to Form 10-K for the year ended December 31, 2008. (SEC accession number 0001175501-11-000004)

(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on May 14, 2013.

ASSURANCE GROUP, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	May 14, 2013

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	May 14, 2013