Form 10-Q
period 2012-09-30
ASSURANCE GROUP INC.
filed 2013-05-15
CIK 1175501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Assurance Group, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the period from January 1, 2003 (Re-entering the Development Stage) through September 30, 2012 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficiency for the Period from January 1, 2003 (Re-entering the Development Stage) through September 30, 2012 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the period from January 1, 2003 (Re-entering the Development Stage) to September 30, 2012 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Assurance Group, Inc.
(A Development Stage Company)

Condensed Balance Sheets

		September 30, 2012		December 31, 2011
		(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$		$
Total Current Assets		-		-

Total Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses		$35,004		$24,154
Loans payable - related parties		18,359		14,293
Total Current Liabilities		53,363		38,447

Commitments and Contingencies

Stockholders' Deficiency
Convertible preferred stock- Series A, $.001 par value, 25,000,000 shares authorized, none issued and outstanding		-		-
Convertible preferred stock- Series B, $.001 par value, 15,000,000 shares authorized, none issued and outstanding		-		-
Common stock, $0.001 par value; 300,000,000 shares authorized, 161,668,115 shares issued and outstanding		161,668		161,668
Additional paid-in capital		23,535,127		23,535,127
Accumulated deficit		(23,410,667)		(23,410,667)
Deficit accumulated during the development stage		(339,491)		(324,575)
Total Stockholders' Deficiency		(53,363)		(38,447)

Total Liabilities and Stockholders' Deficiency		$-		$-

See accompanying notes to unaudited condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)
					For the Period from
					January 1, 2003
					(Re-entering the
	For the Three Month Ended September 30,		For the Nine Month Ended September 30,		Development Stage)
	2012	2011	2012	2011	to September 30, 2012

Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating Expenses
General and administrative expenses	1,025	8,600	14,916	28,145	403,828
Total Operating Expenses	1,025	8,600	14,916	28,145	403,828

Net Loss from Operations	(1,025)	(8,600)	(14,916)	(28,145)	(403,828)

Other Income / (Expense)
Interest expense	-	-	-	-	(3,481)
Gain on forgiveness of debt	-	-	-	-	67,818
Total Operating Income / (Expenses)	-	-	-	-	64,337

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,025)	$(8,600)	$(14,916)	$(28,145)	$(339,491)

Net Loss Per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)	(0.002)

Weighted average number of shares outstanding
during the period - basic and diluted	161,668,115	161,668,115	161,668,115	161,668,115	138,201,116

See accompanying notes to unaudited condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statement of Stockholders' Deficiency for the period January 1, 2003 (Re-entering the Development Stage) through September 30, 2012

 (unaudited)

						Deficit
						Accumulated
			Additional	Convertible		During the	Total
	Number of	Capital	Paid-in	Preferred Stock	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Series A & B	Deficit	Stage	Deficiency

Balance, December 31, 2002	92,465,241	$92,465	$172,276	$22,964,345	$(23,410,667)	$-	$(181,581)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(88,947)	(88,947)
Balance, December 31, 2003	92,465,241	92,465	172,276	22,964,345	(23,410,667)	(88,947)	(270,528)
Net loss for the year ended December 31, 2004	-	-	-	-	-	(23,415)	(23,415)
Balance, December 31, 2004	92,465,241	92,465	172,276	22,964,345	(23,410,667)	(112,362)	(293,943)
Common stock issued for repayment of debt ($0.0070/share)	41,800,000	41,800	250,822	-	-	-	292,622
Net loss for the year ended December 31, 2005	-	-	-	-	-	(61,159)	(61,159)
Balance, December 31, 2005	134,265,241	134,265	423,098	22,964,345	(23,410,667)	(173,521)	(62,480)
Common stock issued for services ($0.0100/share)	6,000	6	54	-	-	-	60
Preferred shares converted to common ($1.0864/share)	275,748	275	299,299	(299,574)	-	-	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,835)	(1,835)
Balance, December 31, 2006	134,546,989	134,546	722,451	22,664,771	(23,410,667)	(175,356)	(64,255)
Common stock issued for services ($0.0100/share)	7,402,745	7,403	67,624	-	-	-	75,027
Preferred shares converted to common ($2.2775/share)	9,951,714	9,952	22,654,819	(22,664,771)	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(91,482)	(91,482)
Balance, December 31, 2007	151,901,448	151,901	23,444,894	-	(23,410,667)	(266,838)	(80,710)
Common stock issued for services ($0.0250/share)	2,000,000	2,000	48,000	-	-	-	50,000
Common stock issued for repayment of debt ($0.0300/share)	366,667	367	10,633	-	-	-	11,000
Net income for the year ended December 31, 2008	-	-	-	-	-	16,234	16,234
Balance, December 31, 2008	154,268,115	154,268	23,503,527	-	(23,410,667)	(250,604)	(3,476)
Common stock issued for services ($0.0500/share)	7,000,000	7,000	28,000	-	-	-	35,000
Net loss for the year ended December 31, 2009	-	-	-	-	-	(36,222)	(36,222)
Balance, December 31, 2009	161,268,115	161,268	23,531,527	-	(23,410,667)	(286,826)	(4,698)
Common stock issued for services ($0.0100/share)	400,000	400	3,600	-	-	-	4,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	(4,452)	(4,452)
Balance, December 31, 2010	161,668,115	161,668	23,535,127	-	(23,410,667)	(291,278)	(5,150)
Net loss for the year ended December 31, 2011	-	-	-	-	-	(33,297)	(33,297)
Balance, December 31, 2011	161,668,115	161,668	23,535,127	-	(23,410,667)	(324,575)	(38,447)
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(14,916)	(14,916)
Balance, September 30, 2012	161,668,115	$161,668	$23,535,127	$-	$(23,410,667)	$(339,491)	$(53,363)

See accompanying notes to unaudited condensed financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

			For the Period from
			January 1, 2003
			(Re-entering the
	For the Nine Month Ended September 30,		Development Stage)
	2012	2011	to September 30, 2012
Cash Flows From Operating Activities:
Net Income / (Loss)	$(14,916)	$(28,145)	$(339,491)
Adjustments to reconcile net income / (loss) to net cash used in operations
Stock issued for services	-	-	164,087
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable and accrued expenses	10,850	18,600	(4,957)
Net Cash Provided by (Used In) Operating Activities	(4,066)	(9,545)	(180,361)

Cash Flows From Financing Activities:
Proceeds from loans payable - related parties	4,066	9,545	191,167
Repayment of loans payable - related parties	-	-	(10,806)
Net Cash Provided by Financing Activities	4,066	9,545	180,361

Net Increase in Cash	-	-	-

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in conversion of loans payable - related parties	$-	$-	$303,622

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the nine months ended September 30, 2012 and 2011.

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

Note C. Related Party Transactions

The Company has received cash advances from Richard Turner,  CFO of the Company and Barney Richmond CEO of the company, in varying amounts and at various times.  These related party loans were non-collateralized and due on demand.  The balance owed Mr. Turner as of September 30, 2012 is $5,053.  The balance owed to Mr. Richmond as of September 30, 2012 is $11,806.

The Company is allocated certain expenses such as professional fees, rent, travel, and administrative costs that are paid on behalf of the Company by American Capital Holdings, Inc. a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the nine months ended September 30, 2012 and 2011 were $11,000 and $15,000, respectively.  The balance owed to American Capital Holdings as of September 30, 2012 is $31,166.

Note D. Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $14,916 for the nine months ended September 30, 2012, has a stockholder's deficiency and a working capital deficiency of $53,363 as of September 30, 2012, and has cash used in operations from re-entering the development stage of $180,361. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the nine months ended September 30, 2012 was $0 and for the nine months ended September 30, 2011 was $0.

Total operating expenses for the nine months ended September 30, 2012 was $14,916 compared to $28,145 for the nine months ended September 30, 2011.  The Company's operating expenses were primarily the result of keeping the Company current with audit fees, rent, transfer work, and other administrative costs.

For the nine months ended September 30, 2012 the Company posted a net loss $14,916.  For the nine months ended September 30, 2011 the Company incurred a net loss of $28,145.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period December 31, 2011.  That note is hereby  incorporated by reference into this Part 1, Item 2.

Liquidity and Capital Resources

We are in the development stage with no revenue and have an accumulated deficit of $339,491 and cash used in operations of $180,361 from January 1, 2003 (re-entering the development stage) to September 30, 2012, and a stockholder's deficiency and a working capital deficiency of $53,363 as of September 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the nine months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of September 30, 2012.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our December 31, 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.xml	XBRL Document amnw-20120930.xml

Exhibit 101.xsd	XBRL Schema Document amnw-20120930.xsd

Exhibit 101.lab	XBRL Labels Linkbase Document amnw-20120930_lab.xml

Exhibit 101.pre	XBRL Presentation Linkbase Document amnw-20120930_pre.xml

Exhibit 101.def	XBRL Definition Linkbase Document amnw-20120930_lab.xml

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