Form 10-K
period 2012-12-31
ASSURANCE GROUP INC.
filed 2013-05-15
CIK 1175501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

On March 18, 2011 the company entered into a new audit engagement with a PCAOB registered accounting firm known as Lake & Associates CPA's, LLC.  On September 19, 2011, the Company was notified by Lake and Associates CPA's, LLC of their resignation as the Company's independent registered public accounting firm.  On September 22, 2011 Alan R. Swift, CPA, P.A. was appointed to serve as the Company's independent registered public accounting firm by the Company's audit committee.  On May 1, 2013 the Company was notified by Alan R. Swift, CPA, PA of their resignation as the Company's independent registered accounting firm.  On May 1, 2013 Pybus & Company, P.A. was appointed to serve as the Company's independent registered public accounting firm by the Company's audit committee.

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

The Company does not own any real property.  As of December 31, 2012, the Company was located at 1150 S US Highway 1, Suite 302, Jupiter, Florida 33477 consisting of approximately 1,000 square feet of office space which was provided by a related party on a month to month basis.

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

Quarter Ending	High	Low
12/31/2012	$.0015	$.0015
9/30/2012	$.0015	$.0015
6/30/2012	$.0100	$.0021
3/31/2012	$.0080	$.0050

Quarter Ending	High	Low
12/31/2011	$.0170	$.0010
9/30/2011	$.0130	$.0050
6/30/2011	$.0820	$.0100
3/31/2011	$.0100	$.0100

Quarter Ending	High	Low
12/31/2010	$.0120	$.0100
9/30/2010	$.0220	$.0060
6/30/2010	$.1400	$.0010
3/31/2010	$.0050	$.0050

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

RESULTS OF OPERATIONS:

Revenue for the years ended December 31, 2012 and 2011 was $0.

Total operating expenses were $15,916 for the year ended December 31, 2012 and $33,297 for the year ended December 31, 2011  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

For the year ended December 31, 2012 the Company incurred a net loss of $15,916 compared to a net loss of $33,297 for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net cash provided by (used in) operating activities	$(4,066)	$(11,047)
Net cash provided by investing activities	0	0
Net cash provided by financing activities	4,066	11,047
Net increase (decrease) in cash	0	0
Cash at end of period	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from January 1, 2003 (Re-entering the Development Stage) through December 31, 2012	F-4

Statement of Changes in Stockholders' Deficiency for the Period from January 1, 2003 (Re-entering the Development Stage) through December 31, 2012	F-5

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from January 1, 2003 (Re-entering the Development Stage) through December 31, 2012	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST, SUITE 810 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

Assurance Group, Inc.

(A development stage company)

We have audited the accompanying balance sheets of Assurance Group, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2012 and 2011.  Assurance Group Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Assurance Group, Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

May 14, 2013

Assurance Group, Inc.
(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$36,004	$24,154
Loans payable - related parties	18,359	14,293
Total Current Liabilities	54,363	38,447

Commitments and Contingencies

Stockholders' Deficiency
Convertible preferred stock- Series A, $.001 par value, 25,000,000 shares
authorized, none issued and outstanding	-	-
Convertible preferred stock- Series B, $.001 par value, 15,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
161,668,115 shares issued and outstanding	161,668	161,668
Additional paid-in capital	23,535,127	23,535,127
Accumulated deficit	(23,410,667)	(23,410,667)
Deficit accumulated during the development stage	(340,491)	(324,575)
Total Stockholders' Deficiency	(54,363)	(38,447)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31,		For the Period from January 1, 2003 (Re-entering the Development Stage) to December 31, 2012
	2012	2011

Net Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and administrative expenses	15,916	33,297	404,828

Total Operating Expenses	15,916	33,297	404,828

Net Loss from Operations	(15,916)	(33,297)	(404,828)

Other Income / (Expense)
Interest expense	-	-	(3,481)
Gain on forgiveness of debt	-	-	67,818

Total Other Income / (Expenses)	-	-	64,337

Provision for Income Taxes	-	-	-

Net Loss	$(15,916)	$(33,297)	$(340,491)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of shares outstanding during the period - basic and diluted	161,668,115	161,668,115	138,792,127

See accompanying notes to financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency for the period January 1, 2003 (Re-entering the Development Stage) through December 31, 2012

	Common Stock		Add'l Paid in Capital	Convertible Preferred Stock, A&B Par Value $.001	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.001
Balance December 31, 2002	92,465,241	$92,465	$172,276	$22,964,345	$(23,410,667)	$-	$(181,581)
Net loss 2003	-	-	-	-	-	(88,947)	(88,947)

Balance December 31, 2003	92,465,241	92,465	172,276	22,964,345	(23,410,667)	(266,838)	(270,528)
Net loss 2004	-	-	-	-	-	(23,415)	(23,415)

Balance December 31, 2004	92,465,241	151,901	172,276	22,964,345	(23,410,667)	(112,362)	(293,943)
Common stock issued for repayment of debt ($0.0070/share)	41,800,000	41,800	250,822	-	-	-	292,622
Net loss 2005	-	-	-	-	-	(61,159)	(61,159)

Balance December 31, 2005	134,265,241	134,265	423,098	22,964,345	(23,410,667)	(173,521)	(62,480)
Common stock issued for services ($0.0100/share)	6,000	6	54	-	-	-	60
Preferred shares converted to common ($1.0864/share)	275,748	275	299,299	(299,574)	-	-	-
Net loss 2006	-	-	-	-	-	(1,835)	(1,835)

Balance December 31, 2006	134,546,989	134,546	722,451	22,664,771	(23,410,667)	(175,356)	(64,255)
Common stock issued for services ($0.0100/share)	7,402,745	7,403	67,624	-	-	-	75,027
Preferred shares converted to common ($2.2775/share)	9,951,714	9,952	22,654,819	(22,664,771)	-	-	-
Net loss 2007	-	-	-	-	-	16,234	16,234

Balance December 31, 2007	151,901,448	151,901	23,444,894	0	(23,410,667)	(266,838)	(80,710)
Common stock issued for services ($0.0250/share)	2,000,000	2,000	48,000	-	-	-	50,000
Common stock issued for repayment of debt ($0.0300/share)	366,667	367	10,633	-	-	-	11,000
Net income 2008	-	-	-	-	-	16,234	16,234

Balance December 31, 2008	154,268,115	154,268	23,503,527	-	(23,410,667)	(250,604)	(3,476)
Common stock issued for services ($0.0500/share)	7,000,000	7,000	28,000	-	-	-	35,000
Net loss 2009	-	-	-	-	-	(36,222)	(36,222)

Balance December 31, 2009	161,268,115	161,268	23,531,527	0	(23,410,667)	(286,826)	(4,698)
Common stock issued for services ($0.0100/share)	400,000	400	3,600	0			4,000
Net loss 2010	-	-	-	-	-	(4,452)	(4,452)

Balance December 31, 2010	161,668,115	161,668	23,535,127	0	(23,410,667)	(291,278)	(5,150)
Net loss 2011	-	-	-	-	-	(33,297)	(33,297)

Balance December 31, 2011	161,668,115	161,668	23,535,127	0	(23,410,667)	(324,575)	(38,447)
Net loss 2012	-	-	-	-	-	(15,916)	(15,916)

Balance December 31, 2012	161,668,115	$161,668	$23,535,127	$0	$(23,410,667)	$(340,491)	$(54,363)

 See accompanying notes to financial statements.

Assurance Group, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
			January 1, 2003
			(Re-entering the
	For the Year Ended December 31,		Development Stage)
	2012	2011	to December 31, 2012
Cash Flows From Operating Activities:
Net Income / (Loss)	$(15,916)	$(33,297)	$(340,491)
Adjustments to reconcile net income / (loss) to net cash used in operations
Stock issued for services	-	-	164,087
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable and accrued expenses	11,850	22,250	(3,957)
Net Cash Provided by (Used In) Operating Activities	(4,066)	(11,047)	(180,361)

Cash Flows From Financing Activities:
Proceeds from loans payable - related parties	4,066	11,047	191,167
Repayment of loans payable - related parties	-	-	(10,806)
Net Cash Provided by Financing Activities	4,066	11,047	180,361

Net Increase in Cash	-	-	-

Cash at Beginning of Period/Year	-	-	-

Cash at End of Period/Year	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in conversion of loans payable - related parties	$-	$-	$303,622

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. The company had no revenue for the years ended December 31, 2012 and 2011.

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

INCOME TAXES

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2012. The Company's U.S. Federal and state income tax returns prior to fiscal year December 31, 2009 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at December 31, 2012 of approximately $23,600,000, expiring through December 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note D. Related Party Transactions

The Company has received cash advances from Richard Turner,  CFO of the Company and Barney Richmond CEO of the company, in varying amounts and at various times.  These related party loans were non-collateralized and due on demand.  The balance owed Mr. Turner as of December 31, 2012 is $5,053.  The balance owed to Mr. Richmond as of December 31, 2012 is $11,806.

The Company is allocated certain expenses such as professional fees, rent, travel, and administrative costs that are paid on behalf of the Company by American Capital Holdings, Inc. a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company during the years ended December 31, 2012 and 2011 were $12,000 and $20,000, respectively.  The balance owed to American Capital Holdings as of December 31, 2012 is $32,166.

Note E. Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a net loss of $15,916 for the year ended December 31, 2012, a stockholder's deficiency and a working capital deficiency of $54,363 as of December 31, 2012, and cash used in operations from re-entering the development stage of $180,361. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Name	Age	Positions Held
Barney A. Richmond	61	Chairman / President / Secretary / Director
Richard C. Turner	53	Treasurer / Director

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

On December 31, 2011 200,000 shares of  common stock were issued for services rendered by American Capital Holdings.

The above listed shares were issued in reliance upon Section 4(2) of the Securities Act. A legend was placed on the certificates stating that the securities were not registered under the Securities Act and setting forth appropriate restrictions on their transfer or sale.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $3,500 for the year ended Dec. 31, 2012 and $13,250 for the year ended Dec. 31, 2011.

Other Fees. Other fees billed to the Company by accountants for compilation, consultation services, research and client assistance totaled $0 for the year ended December 31, 2012, and $0 for the year ending December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed July 10, 1997 (incorporated by reference to the Company's Form 8-A12G filed on October 24, 2007 SEC Accession Number 0001175501-07-000004)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	PCAOB Release No. 104-2005-117, dated October 27, 2005. (1) (Exhibit 99.1)
99.2	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (1) (Exhibit 99.2)
99.3	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (1) (Exhibit 99.3)
99.4	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (1)
99.5	PCAOB Release No. 105-2008-001 dated April 22, 2008 (1) (Exhibit 99.5)
99.6	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (1)
99.7	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (1) (Exhibit 99.7)
101.xml	XBRL Document amnw-20121231.xml (2)
101.xsd	XBRL Schema Document amnw-20121231.xsd
101.def	XBRL Definition Linkbase Document amnw-20121231_def.xml
101.lab	XBRL Labels Linkbase Document amnw-20121231_lab.xml
101.pre	XBRL Presentation Linkbase Document amnw-20121231_pre.xml

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